Form 10-Q
period 2003-03-31
AP EAGLE FINANCE CORP; AMERIGAS PARTNERS LP; AMERIGAS FINANCE CORP; AMERIGAS EAGLE FINANCE CORP
filed 2003-05-15
CIK 1161868, 932628, 945792, 1161869

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 1-13692
                       Commission file number 33-92734-01
                       Commission file number 333-72986-02
                       Commission file number 333-72986-01

                             AMERIGAS PARTNERS, L.P.
                             AMERIGAS FINANCE CORP.
                          AMERIGAS EAGLE FINANCE CORP.
                             AP EAGLE FINANCE CORP.
           (Exact name of registrants as specified in their charters)

           Delaware                                             23-2787918
           Delaware                                             23-2800532
           Delaware                                             23-3074434
           Delaware                                             23-3077318
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                 460 North Gulph Road, King of Prussia, PA 19406
               (Address of principal executive offices) (Zip Code)

                                 (610) 337-7000
              (Registrants' telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      At April 30, 2003, the registrants had units and shares of common stock outstanding as follows:

             AmeriGas Partners, L.P. -           49,433,208 Common Units
             AmeriGas Finance Corp. -            100 shares
             AmeriGas Eagle Finance Corp. -      100 shares
             AP Eagle Finance Corp. -            100 shares

                             AMERIGAS PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                             PAGES
                                                                                             -----
  PART I FINANCIAL INFORMATION

     Item 1. Financial Statements

                AmeriGas Partners, L.P.

                  Condensed Consolidated Balance Sheets as of March 31, 2003,
                     September 30, 2002 and March 31, 2002                                       1

                  Condensed Consolidated Statements of Operations for the three
                     and six months ended March 31, 2003 and 2002                                2

                  Condensed Consolidated Statements of Cash Flows for the six
                     months ended March 31, 2003 and 2002                                        3

                  Condensed Consolidated Statement of Partners' Capital for the
                     six months ended March 31, 2003                                             4

                  Notes to Condensed Consolidated Financial Statements                        5 - 10

                AmeriGas Finance Corp.

                  Balance Sheets as of March 31, 2003 and September 30, 2002                    11

                  Note to Balance Sheets                                                        12

                AmeriGas Eagle Finance Corp.

                  Balance Sheets as of March 31, 2003 and September 30, 2002                    13

                  Note to Balance Sheets                                                        14

                AP Eagle Finance Corp.

                  Balance Sheets as of March 31, 2003 and September 30, 2002                    15

                  Note to Balance Sheets                                                        16

                             AMERIGAS PARTNERS, L.P.

                                                                                               PAGES
                                                                                               -----
     Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                       17 - 23

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                       24 - 25

     Item 4. Controls and Procedures                                                            25

PART II OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                                  26

     Signatures                                                                               27 - 28

     Certifications                                                                           29 - 30

                             AMERIGAS PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                          March 31,   September 30,     March 31,
                                                                            2003           2002           2002
                                                                         ----------     ----------     ----------
ASSETS
Current assets:
      Cash and cash equivalents                                          $   22,769     $   47,400     $   66,211
      Accounts receivable (less allowances for doubtful accounts
          of $11,826, $7,588 and $13,071, respectively)                     201,081         83,274        149,322
      Accounts receivable - related parties                                   6,998          6,862          1,624
      Inventories                                                            69,247         62,496         54,650
      Prepaid expenses and other current assets                              20,978         31,238         19,940
                                                                         ----------     ----------     ----------
          Total current assets                                              321,073        231,270        291,747

Property, plant and equipment (less accumulated depreciation and
      amortization of $441,462, $408,590 and $377,680, respectively)        609,013        611,550        619,976
Goodwill and excess reorganization value                                    591,155        589,923        589,924
Intangible assets (less accumulated amortization of $10,203,
      $8,651 and $7,185,  respectively)                                      21,436         22,586         25,085
Other assets                                                                 17,297         17,289         21,621
                                                                         ----------     ----------     ----------
          Total assets                                                   $1,559,974     $1,472,618     $1,548,353
                                                                         ==========     ==========     ==========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
      Current maturities of long-term debt                               $   60,673     $   60,398     $   64,455
      Bank loans                                                                 --         10,000             --
      Accounts payable - trade                                              147,974         81,891         93,658
      Accounts payable - related parties                                      1,948          5,003          1,155
      Customer deposits and advances                                         14,756         53,177         22,571
      Interest accrued                                                       33,255         34,492         36,182
      Other current liabilities                                              60,787         62,863         53,123
                                                                         ----------     ----------     ----------
          Total current liabilities                                         319,393        307,824        271,144

Long-term debt                                                              889,344        885,386        901,265
Other noncurrent liabilities                                                 50,516         44,810         41,621

Commitments and contingencies (note 6)

Minority interests                                                            7,053          6,232          6,867

Partners' capital                                                           293,668        228,366        327,456
                                                                         ----------     ----------     ----------
          Total liabilities and partners' capital                        $1,559,974     $1,472,618     $1,548,353
                                                                         ==========     ==========     ==========



See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (Thousands of dollars, except per unit)

                                                                 Three Months Ended             Six Months Ended
                                                                     March 31,                      March 31,
                                                            --------------------------      --------------------------
                                                              2003            2002             2003            2002
                                                            ---------      -----------      -----------      ---------
Revenues:
      Propane                                               $ 595,138      $   432,986      $ 1,005,718      $ 772,134
      Other                                                    30,408           27,136           64,859         59,373
                                                            ---------      -----------      -----------      ---------
                                                              625,546          460,122        1,070,577        831,507
                                                            ---------      -----------      -----------      ---------

Costs and expenses:
      Cost of sales - propane                                 349,327          214,492          577,621        400,131
      Cost of sales - other                                    11,334           10,122           26,406         23,670
      Operating and administrative expenses                   133,923          116,368          254,869        229,484
      Depreciation and amortization                            18,431           16,488           35,922         32,674
      Equity investee (income) loss                               106             (282)            (144)          (512)
      Other (income), net                                      (3,122)          (1,710)          (4,058)        (1,316)
                                                            ---------      -----------      -----------      ---------
                                                              509,999          355,478          890,616        684,131
                                                            ---------      -----------      -----------      ---------

Operating income                                              115,547          104,644          179,961        147,376
Loss on extinguishments of debt                                (3,023)              --           (3,023)          (752)
Interest expense                                              (21,884)         (22,011)         (44,583)       (44,757)
                                                            ---------      -----------      -----------      ---------
Income before income taxes                                     90,640           82,633          132,355        101,867
Income tax (expense) benefit                                      320              322               62           (216)
Minority interests                                             (1,084)            (966)          (1,629)        (1,265)
                                                            ---------      -----------      -----------      ---------
Net income                                                  $  89,876      $    81,989      $   130,788      $ 100,386
                                                            =========      ===========      ===========      =========

General partner's interest in net income                    $     899      $       820      $     1,308      $   1,004
                                                            =========      ===========      ===========      =========
Limited partners' interest in net income                    $  88,977      $    81,169      $   129,480      $  99,382
                                                            =========      ===========      ===========      =========

Net income per limited partner unit - basic and diluted     $    1.80      $      1.64      $      2.62      $    2.05
                                                            =========      ===========      ===========      =========

Average limited partner units outstanding:
      Basic                                                    49,433           49,385           49,433         48,385
                                                            =========      ===========      ===========      =========
      Diluted                                                  49,491           49,493           49,483         48,476
                                                            =========      ===========      ===========      =========


See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                               Six Months Ended
                                                                   March 31,
                                                           ------------------------
                                                             2003            2002
                                                           ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                           $ 130,788      $ 100,386
      Adjustments to reconcile net income to net
          cash provided by operating activities:
              Depreciation and amortization                   35,922         32,674
              Other, net                                       9,056          4,675
              Net change in:
                  Accounts receivable                       (124,250)       (48,402)
                  Inventories                                 (6,726)        18,422
                  Accounts payable                            62,865         17,498
                  Other current assets and liabilities       (35,669)       (33,693)
                                                           ---------      ---------
          Net cash provided by operating activities           71,986         91,560
                                                           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for property, plant and equipment         (32,885)       (26,787)
      Proceeds from disposals of assets                        3,019          4,137
      Acquisition of business, net of cash acquired           (2,175)            --
                                                           ---------      ---------
          Net cash used by investing activities              (32,041)       (22,650)
                                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions                                          (54,926)       (53,574)
      Minority interest activity                                (700)          (245)
      Decrease in bank loans                                 (10,000)            --
      Issuance of long-term debt                              89,100             --
      Repayment of long-term debt                            (88,050)       (38,496)
      Proceeds from issuance of Common Units                      --         56,556
      Capital contributions from General Partner                  --            571
                                                           ---------      ---------
          Net cash used by financing activities              (64,576)       (35,188)
                                                           ---------      ---------


Cash and cash equivalents (decrease) increase              $ (24,631)     $  33,722
                                                           =========      =========

CASH AND CASH EQUIVALENTS:
      End of period                                        $  22,769      $  66,211
      Beginning of period                                     47,400         32,489
                                                           ---------      ---------
          (Decrease) increase                              $ (24,631)     $  33,722
                                                           =========      =========


See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                         (Thousands, except unit data)


                                                                                                         Accumulated
                                                Number of units                                             other           Total
                                         --------------------------                             General  comprehensive     partners'
                                           Common      Subordinated     Common   Subordinated   partner  income (loss)     capital
                                         -----------   ------------   ---------  ------------   ------   -------------    --------
Balance September 30, 2002                39,541,286     9,891,072    $ 201,660    $  17,846    $2,214      $ 6,646       $228,366

   Net income                                                           128,101        1,379     1,308                     130,788

   Net gains on derivative instruments                                                                       16,272         16,272

   Reclassification of net gains
     on derivative instruments                                                                              (26,853)       (26,853)
                                                                                                            -------       --------

   Comprehensive income                                                                                     (10,581)       120,207

   Distributions                                                        (48,937)      (5,440)     (549)                    (54,926)

   Common Units issued in
     connection with executive
     compensation  plan                          850                         21                     --                          21

   Conversion of Subordinated Units
     to Common Units                       9,891,072    (9,891,072)      13,785      (13,785)                                   --
                                         -----------    ----------    ---------    ---------    ------      -------       --------
Balance March 31, 2003                    49,433,208            --    $ 294,630    $      --    $2,973      $(3,935)      $293,668
                                         ===========    ==========    =========    =========    ======      =======       ========


See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

1.         BASIS OF PRESENTATION

           The condensed consolidated financial statements include the accounts of AmeriGas Partners, L.P. ("AmeriGas Partners") and its principal operating subsidiaries AmeriGas Propane, L.P. ("AmeriGas OLP") and AmeriGas OLP's subsidiary, AmeriGas Eagle Propane, L.P. ("Eagle OLP"). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. AmeriGas OLP and Eagle OLP are collectively referred to herein as "the Operating Partnerships," and AmeriGas Partners, the Operating Partnerships and all of their subsidiaries are collectively referred to herein as "the Partnership" or "we." We eliminate all significant intercompany accounts and transactions when we consolidate. We account for AmeriGas Propane, Inc.'s (the "General Partner's") 1.01% interest in AmeriGas OLP and an unrelated third party's approximate 0.1% limited partner interest in Eagle OLP as minority interests in the condensed consolidated financial statements. The Partnership's 50% ownership interest in Atlantic Energy, Inc. ("Atlantic Energy"), a propane storage terminal located in Chesapeake, Virginia, is accounted for by the equity method.

           The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2002 ("2002 Annual Report"). Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

           NET INCOME PER UNIT. Net income per unit is computed by dividing net income, after deducting the General Partner's 1% interest in AmeriGas Partners, by the weighted average number of limited partner units outstanding. Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of Common Unit awards issued under AmeriGas Propane, Inc. incentive compensation plans.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


COMPREHENSIVE INCOME. The following table presents the components of comprehensive income for the three and six months ended March 31, 2003 and 2002:

------------------------------------------------------------------------------------------------
                                            Three Months Ended             Six Months Ended
                                                 March 31,                     March 31,
                                       --------------------------       ------------------------
                                           2003          2002             2003          2002
------------------------------------------------------------------------------------------------
Net income                                $ 89,876      $ 81,989        $ 130,788      $100,386
Other comprehensive income (loss)          (12,268)       25,755          (10,581)       20,012
------------------------------------------------------------------------------------------------
Comprehensive income                      $ 77,608      $107,744        $ 120,207      $120,398
------------------------------------------------------------------------------------------------

Other comprehensive income (loss) is principally the result of changes in the fair value of propane commodity derivative instruments and interest rate protection agreements, net of reclassifications of net gains and losses to net income.

UNIT-BASED COMPENSATION. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in recording compensation expense for grants of equity instruments to employees. We recorded unit-based compensation expense of $693 and $1,023 during the three and six months ended March 31, 2003, respectively, and $210 and $329 during the three and six months ended March 31, 2002, respectively. Our unit-based compensation expense under the provisions of APB 25 for all periods presented was not materially different from amounts determined under the provisions of SFAS 123.

USE OF ESTIMATES. We make estimates and assumptions when preparing financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

RECLASSIFICATIONS. In order to more appropriately classify direct costs associated with the Partnership's Prefilled Propane Xchange ("PPX(R)") program, for the three and six months ended March 31, 2003, certain costs previously reflected in operating and administrative expenses have been included in cost of sales. We have reclassified $3,261 and $6,013 of such costs incurred during the three and six months ended March 31, 2002, respectively, to conform to the current-period presentation.

In January 2003, the Partnership recorded a loss on an early extinguishment of long-term debt. This loss has been reflected in the Condensed Consolidated Statements of Operations as "loss on extinguishments of debt." A loss associated with a November 2001 early extinguishment of long-term debt previously included in other (income), net, has been reclassified to conform to the current-period presentation (see Note 5).

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


2.         INTANGIBLE ASSETS

           The Partnership's intangible assets comprise the following:

           --------------------------------------------------------------------------------
                                                               March 31,      September 30,
                                                                 2003            2002
           --------------------------------------------------------------------------------
           Subject to amortization:
                Customer relationships and
                     noncompete agreements                    $  31,639        $  31,237
                Accumulated amortization                        (10,203)          (8,651)
           ------------------------------------------------------------------------------
                                                              $  21,436        $  22,586
           ------------------------------------------------------------------------------

           Not subject to amortization:
                Goodwill                                      $ 497,835        $ 496,603
                Excess reorganization value                      93,320           93,320
           ------------------------------------------------------------------------------
                                                              $ 591,155        $ 589,923
           ------------------------------------------------------------------------------

           The increases in intangible assets during the six months ended March 31, 2003 resulted from a Partnership business acquisition. Amortization expense of intangible assets was $765 and $1,552 for the three and six months ended March 31, 2003, respectively, and $910 and $1,821 for the three and six months ended March 31, 2002, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows:
           Fiscal 2003 - $3,018; Fiscal 2004 - $2,850; Fiscal 2005 - $2,613;
           Fiscal 2006 - $2,205; Fiscal 2007 - $1,575.

3.         CONVERSION OF SUBORDINATED UNITS

           In December 2002, the General Partner determined that the cash-based performance and distribution requirements for the conversion of the remaining 9,891,072 Subordinated Units, all of which were held by the General Partner, had been met in respect of the quarter ended September 30, 2002. As a result, these Subordinated Units were converted to a like number of Common Units effective November 18, 2002. The conversion of the Subordinated Units did not result in an increase in the total number of AmeriGas Partners limited partner units outstanding.

4.         RELATED PARTY TRANSACTIONS

           Pursuant to the Second Amended and Restated Agreement of Limited Partnership of AmeriGas Partners and a Management Services Agreement between AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs totaled $75,306 and $147,197 during the three and six months ended March 31, 2003, respectively, and $68,863 and $137,688 during the three and six months ended March 31, 2002, respectively.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


           UGI Corporation ("UGI") provides certain financial and administrative services to the General Partner. UGI bills the General Partner for these direct and indirect corporate expenses and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $2,627 and $4,244 during the three and six months ended March 31, 2003, respectively, and $1,939 and $3,139 during the three and six months ended March 31, 2002, respectively. UGI and certain of its subsidiaries also provide office space, and during the three and six months ended March 31, 2003 provided automobile liability insurance, to the Partnership. These expenses totaled $444 and $875 during the three and six months ended March 31, 2003, respectively, and $359 and $713 during the three and six months ended March 31, 2002, respectively.

           The Partnership purchases propane on behalf of Atlantic Energy. Atlantic Energy reimburses AmeriGas OLP for its purchases plus interest as Atlantic Energy sells such propane to third parties or to AmeriGas OLP itself. The total dollar value of propane purchased on behalf of Atlantic Energy was $8,039 and $10,823 during the three and six months ended March 31, 2003, respectively, and $4,650 and $7,792 during the three and six months ended March 31, 2002, respectively. Purchases of propane by AmeriGas OLP from Atlantic Energy during the three and six months ended March 31, 2003 totaled $12,897 and $18,658, respectively, and during the three and six months ended March 31, 2002 totaled $5,383 and $9,354, respectively.

           The General Partner also provides other services to Atlantic Energy including accounting, insurance and other administrative services and is reimbursed for the related costs. Such costs were not material during the three and six months ended March 31, 2003 or 2002. In addition, AmeriGas OLP enters into product cost hedging contracts on behalf of Atlantic Energy. When these contracts are settled, AmeriGas OLP is reimbursed the cost of any losses, or distributes the proceeds of any gains, to Atlantic Energy.

           Amounts due from Atlantic Energy at March 31, 2003, September 30, 2002 and March 31, 2002 totaled $6,714, $5,243 and $717, respectively, which amounts are included in accounts receivable - related parties in the Condensed Consolidated Balance Sheets.

5.         LONG-TERM DEBT

           On December 3, 2002, AmeriGas Partners issued $88,000 face amount of 8.875% Senior Notes due 2011 at an effective interest rate of 8.30%. The proceeds, net of underwriters' fees, of $89,100 were used on January 6, 2003 to redeem prior to maturity AmeriGas Partners' $85,000 face amount of 10.125% Senior Notes due 2007 at a redemption price of 102.25%, plus accrued interest. The Partnership recognized a loss of $3,023 in the quarter ended March 31, 2003 related to the redemption premium and other associated costs and expenses. In November 2001, AmeriGas Partners redeemed prior to maturity $15,000 face value of its 10.125% Senior Notes at a redemption price of 103.375%. The Partnership

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


           recognized a loss of $752 in the quarter ended December 31, 2001 related to the early redemption.

           In April 2003, AmeriGas OLP repaid $53,750 of maturing First Mortgage Notes. In conjunction with this repayment, in April 2003 AmeriGas Partners issued $32,000 face amount of 8.875% Series B Senior Notes due 2011 and contributed the net proceeds of $33,680 to AmeriGas OLP.

6.         COMMITMENTS AND CONTINGENCIES

           The Partnership has succeeded to certain lease guarantee obligations of Petrolane relating to Petrolane's divestiture of nonpropane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $18,000 at March 31, 2003. The leases expire through 2010 and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. In December 1999, Texas Eastern filed for dissolution under the Delaware General Corporation Law. In May 2001, Petrolane filed a declaratory judgment action in the Delaware Chancery Court seeking confirmation of Texas Eastern's indemnification obligations and judicial supervision of Texas Eastern's dissolution to ensure that its indemnification obligations to Petrolane are paid or adequately provided for in accordance with law. Those proceedings are pending. Pursuant to a Liquidation and Winding Up Agreement dated September 17, 2002, PanEnergy Corporation ("PanEnergy"), Texas Eastern's sole stockholder, assumed all of Texas Eastern's liabilities as of December 20, 2002, to the extent of the value of Texas Eastern's assets transferred to PanEnergy as of that date (which was estimated to exceed $94,000), and to the extent that such liabilities arise within ten years from Texas Eastern's date of dissolution. Notwithstanding the dissolution proceeding, and based on Texas Eastern previously having satisfied directly defaulted lease obligations without the Partnership's having to honor its guarantee, we believe that the probability that the Partnership will be required to directly satisfy the lease obligations subject to the indemnification agreement is remote.

           On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the "2001 Acquisition") pursuant to the terms of a purchase agreement (the "2001 Acquisition Agreement") by and among Columbia Energy Group ("CEG"), Columbia Propane Corporation ("CPC"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc. ("CPH," and together with CPC and CPLP, the "Company Parties"), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the "Buyer Parties"). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of CPC and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the "1999 Acquisition Agreement"), the Company Parties agreed

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


           to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, "National General Partners") against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the "1999 Acquisition") or the operation of the business after the 1999 Acquisition ("National Claims"). At March 31, 2003, the potential amount payable under this indemnity by the Company Parties was approximately $71,000. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009.

           Under the terms of the 2001 Acquisition Agreement, CEG agreed to indemnify the Buyer Parties and the Company Parties against any losses that they sustain under the 1999 Acquisition Agreement and related agreements ("Losses"), including National Claims, to the extent such claims are based on acts or omissions of CEG or the Company Parties prior to the 2001 Acquisition. The Buyer Parties agreed to indemnify CEG against Losses, including National Claims, to the extent such claims are based on acts or omissions of the Buyer Parties or the Company Parties after the 2001 Acquisition. CEG and the Buyer Parties have agreed to apportion certain losses resulting from National Claims to the extent such losses result from the 2001 Acquisition itself.

           We also have other contingent liabilities, pending claims and legal actions arising in the normal course of our business. We cannot predict with certainty the final results of these matters. However, it is reasonably possible that some of them could be resolved unfavorably to us. Although management currently believes, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)
                                 BALANCE SHEETS
                                   (unaudited)

                                                               March 31,      September 30,
                                                                 2003             2002
                                                                ------           ------
ASSETS
       Cash                                                     $1,000           $1,000
                                                                ------           ------
             Total assets                                       $1,000           $1,000
                                                                ======           ======

STOCKHOLDER'S  EQUITY

       Common stock, $.01 par value; 100 shares authorized,
             issued and outstanding                             $    1           $    1
       Additional paid-in capital                                  999              999
                                                                ------           ------
             Total stockholder's equity                         $1,000           $1,000
                                                                ======           ======


See accompanying note to balance sheets.

                                    AMERIGAS
                                  FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                             NOTE TO BALANCE SHEETS
                                   (UNAUDITED)


AmeriGas Finance Corp. (AmeriGas Finance), a Delaware corporation, was formed on March 13, 1995 and is a wholly owned subsidiary of AmeriGas Partners, L.P. (AmeriGas Partners).

On April 19, 1995, AmeriGas Partners and AmeriGas Finance jointly and severally issued $100,000,000 face value of 10.125% Senior Notes due April 2007 (Notes). In November 2001, AmeriGas Partners redeemed prior to maturity $15,000,000 face value of the Notes at a redemption price of 103.375%. In January 2003, AmeriGas Partners redeemed prior to maturity, the remaining $85,000,000 face value of the Notes at a redemption price of 102.25%.

AmeriGas Partners owns all 100 shares of AmeriGas Finance common stock outstanding.

                          AMERIGAS EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)
                                 BALANCE SHEETS
                                   (unaudited)

                                                                    March 31,    September 30,
                                                                      2003           2002
                                                                     ------         ------
ASSETS
         Cash                                                        $1,000         $1,000
                                                                     ------         ------
                 Total assets                                        $1,000         $1,000
                                                                     ======         ======

STOCKHOLDER'S  EQUITY

         Common stock, without par value; 100 shares authorized,
                 issued and outstanding                              $   --         $   --
         Additional paid-in capital                                   1,000          1,000
                                                                     ------         ------
                 Total stockholder's equity                          $1,000         $1,000
                                                                     ======         ======


See accompanying note to balance sheets.

                                 AMERIGAS EAGLE
                                  FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                             NOTE TO BALANCE SHEETS
                                  (UNAUDITED)


AmeriGas Eagle Finance Corp. (Eagle Finance), a Delaware corporation, was formed on February 22, 2001 and is a wholly owned subsidiary of AmeriGas Partners, L.P. (AmeriGas Partners).

On April 4, 2001, AmeriGas Partners and Eagle Finance jointly and severally issued $60,000,000 face value of 10% Senior Notes due April 2006.

AmeriGas Partners owns all 100 shares of Eagle Finance common stock outstanding.

                             AP EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)
                                 BALANCE SHEETS
                                   (unaudited)

                                                                 March 31,      September 30,
                                                                   2003             2002
                                                                  ------           ------
ASSETS
      Cash                                                        $1,000           $1,000
                                                                  ------           ------
              Total assets                                        $1,000           $1,000
                                                                  ======           ======

STOCKHOLDER'S  EQUITY

      Common stock, without par value; 100 shares authorized,
              issued and outstanding                              $   --           $   --
      Additional paid-in capital                                   1,000            1,000
                                                                  ------           ------
              Total stockholder's equity                          $1,000           $1,000
                                                                  ======           ======


See accompanying note to balance sheets.

                             AP EAGLE FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                             NOTE TO BALANCE SHEETS
                                  (UNAUDITED)


AP Eagle Finance Corp. (AP Eagle Finance), a Delaware corporation, was formed on April 12, 2001 and is a wholly owned subsidiary of AmeriGas Partners, L.P. (AmeriGas Partners).

On August 21, 2001, AmeriGas Partners and AP Eagle Finance jointly and severally issued $200,000,000 face value of 8.875% Series A Senior Notes due May 2011. On December 20, 2001, AmeriGas Partners and AP Eagle Finance exchanged $199,985,000 face value of 8.875% Series A Senior Notes due May 2011 for a like amount of AmeriGas Partners and AP Eagle Finance 8.875% Series B Senior Notes due May 2011 pursuant to a registered exchange offer. On May 3, 2002, AmeriGas Partners and AP Eagle Finance jointly and severally issued $40,000,000 face value of 8.875% Series B Senior Notes due May 2011. On December 3, 2002, AmeriGas Partners and AP Eagle Finance jointly and severally issued $88,000,000 face value of 8.875% Senior Notes due May 2011. On April 4, 2003, AmeriGas Partners and AP Eagle Finance exchanged (1) $15,000 face value of 8.875% Series A Senior Notes due May 2011 and (2) $88,000,000 face value of 8.875% Senior Notes due May 2011 for like amounts of AmeriGas Partners and AP Eagle Finance 8.875% Series B Senior Notes due May 2011 pursuant to a registered exchange offer.

In April 2003, AmeriGas Partners and AP Eagle Finance jointly and severally issued $32,000,000 face value of 8.875% Series B Senior Notes due May 2011.

AmeriGas Partners owns all 100 shares of AP Eagle Finance common stock outstanding.

                             AMERIGAS PARTNERS, L.P.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following analyses compare the Partnership's results of operations for (1) the three months ended March 31, 2003 ("2003 three-month period") with the three months ended March 31, 2002 ("2002 three-month period") and (2) the six months ended March 31, 2003 ("2003 six-month period") with the six months ended March 31, 2002 ("2002 six-month period"). AmeriGas Finance Corp., AmeriGas Eagle Finance Corp., and AP Eagle Finance Corp. have nominal assets and do not conduct any operations. Accordingly, discussions of the results of operations and financial condition and liquidity of these entities are not presented.


2003 THREE-MONTH PERIOD COMPARED WITH 2002 THREE-MONTH PERIOD
------------------------------------------------------------------------------------------------
Three Months Ended March 31,                   2003           2002               Increase
------------------------------------------------------------------------------------------------
(Dollars in millions)

Gallons sold (millions) (a):
     Retail                                     393.4         363.4           30.0         8.3%
     Wholesale                                   95.3          69.0           26.3        38.1%
                                              -------       -------        -------
                                                488.7         432.4           56.3        13.0%
                                              =======       =======        =======
Revenues:
     Retail propane                           $ 532.0       $ 402.7        $ 129.3        32.1%
     Wholesale propane                           63.1          30.3           32.8       108.3%
     Other                                       30.4          27.1            3.3        12.2%
                                              -------       -------        -------
                                              $ 625.5       $ 460.1        $ 165.4        35.9%
                                              =======       =======        =======

Total margin (b)                              $ 264.9       $ 235.5        $  29.4        12.5%
EBITDA (c)                                    $ 134.1       $ 120.9        $  13.2        10.9%
Operating income                              $ 115.5       $ 104.6        $  10.9        10.4%
Heating degree days - % colder (warmer)
     than normal (d)                              1.0          (8.5)            --          --
------------------------------------------------------------------------------------------------

 (a) Retail gallons sold in the 2003 three-month period include certain bulk gallons previously reflected in wholesale gallons. Prior-period gallon amounts have been adjusted to conform to the current period classification.

 (b)  Total margin represents total revenues less cost of sales.

 (c) EBITDA (earnings before interest expense, income taxes, depreciation and amortization, equity investee income, loss on debt extinguishments, and minority interests) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States. Management believes EBITDA is a meaningful non-GAAP financial measure used by analysts and lenders for evaluating the Partnership's operating performance and ability to meet loan covenants. In addition, EBITDA is sometimes useful for comparing operating results of companies within the propane industry. The Partnership's definition of EBITDA may be different from that used by other companies. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership's propane business, EBITDA for interim periods are not necessarily indicative of amounts to be expected for a full year.

                             AMERIGAS PARTNERS, L.P.


      The following table includes reconciliations of operating income to EBITDA for the periods presented:

                                                       Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                        2003            2002
                                                      -------         -------
Operating income                                      $ 115.5         $ 104.6
Depreciation                                             17.5            15.5
Amortization                                              1.0             1.1
Equity investee loss (income)                             0.1            (0.3)
                                                      -------         -------
EBITDA                                                $ 134.1         $ 120.9
                                                      =======         =======

(d) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the United States, excluding Alaska.

Weather based upon national degree day data averaged 1.0% colder than normal during the 2003 three-month period and 6.8% colder than the 2002 three-month period. Although temperatures on a nationwide basis averaged near normal in the 2003 three-month period, weather in the western United States was significantly warmer than normal while weather in the eastern United States was generally colder than normal. The increase in retail volumes sold reflects the impact of the colder weather on heating-related sales partially offset by the impact of price-induced conservation and, with respect to commercial and industrial customers, the effects of continuing economic weakness. Low-margin wholesale propane volumes sold totaled 95.3 million gallons in the 2003 three-month period compared to 69.0 million gallons in the prior-year period reflecting in large part the effects of the colder weather and product cost hedging activities.

Retail propane revenues increased $129.3 million reflecting (1) a $96.1 million increase due to higher average retail selling prices and (2) a $33.2 million increase due to the higher volumes sold. Wholesale propane revenues increased $32.8 million reflecting (1) a $21.3 million increase as a result of higher average wholesale propane selling prices and (2) an $11.5 million increase as a result of the greater wholesale volumes sold. Retail and wholesale propane selling prices in the 2003 three-month period reflect a significant increase in the commodity price of propane. The higher propane commodity costs resulted from, among other things, high crude oil prices and historically low propane inventory levels. Total cost of sales increased $136.0 million principally reflecting the higher propane commodity costs and the higher retail and wholesale volumes sold.

The increase in 2003 three-month period total margin is due principally to the higher retail propane gallons sold and higher average retail unit margins. Notwithstanding the previously mentioned significant increase in the commodity price of propane in the 2003 three-month period, retail unit margins were higher reflecting the effects of the higher average selling prices and the benefits of favorable product cost management activities.

The increase in EBITDA reflects the previously mentioned increase in total margin and greater other income partially offset by higher Partnership operating and administrative expenses. Although EBITDA is not a measure of performance or financial condition under accounting principles generally accepted in the United States, management believes EBITDA is a meaningful non-GAAP financial measure used by analysts and lenders for evaluating the Partnership's operating

                             AMERIGAS PARTNERS, L.P.


performance and ability to meet loan covenants. The higher 2003 three-month period operating expenses reflect higher volume-driven overtime and vehicle expenses, greater general and group insurance expenses, and higher incentive compensation and uncollectible accounts expenses. Other income in the 2003 three-month period includes a gain of $1.1 million from the settlement of certain hedge contracts. Operating income increased $10.9 million reflecting the previously mentioned increase in EBITDA partially offset by greater depreciation expense principally associated with PPX(R).


2003 SIX-MONTH PERIOD COMPARED WITH 2002 SIX-MONTH PERIOD
----------------------------------------------------------------------------------------------------
Six Months Ended March 31,                      2003           2002                 Increase
----------------------------------------------------------------------------------------------------
(Dollars in millions)

Gallons sold (millions) (a):
     Retail                                      717.6          643.7            73.9         11.5%
     Wholesale                                   167.0          137.4            29.6         21.5%
                                              --------       --------        --------
                                                 884.6          781.1           103.5         13.3%
                                              ========       ========        ========
Revenues:
     Retail propane                           $  906.0       $  710.4        $  195.6         27.5%
     Wholesale propane                            99.7           61.7            38.0         61.6%
     Other                                        64.9           59.4             5.5          9.3%
                                              --------       --------        --------
                                              $1,070.6       $  831.5        $  239.1         28.8%
                                              ========       ========        ========

Total margin                                  $  466.6       $  407.7        $   58.9         14.4%
EBITDA (b)                                    $  215.7       $  179.5        $   36.2         20.2%
Operating income                              $  180.0       $  147.4        $   32.6         22.1%
Heating degree days - % colder (warmer)
     than normal                                   1.1          (11.4)             --           --
----------------------------------------------------------------------------------------------------

(a) Retail gallons sold in the 2003 six-month period include certain bulk gallons previously reflected in wholesale gallons. Prior-period gallon amounts have been adjusted to conform to the current period classification.

(b) The following table includes reconciliations of operating income to EBITDA for the periods presented:

                                                             Six Months Ended
                                                                 March 31,
                                                          ----------------------
                                                            2003           2002
                                                          -------        -------
           Operating income                               $ 180.0        $ 147.4
           Depreciation                                      33.8           30.4
           Amortization                                       2.0            2.2
           Equity investee (income)                          (0.1)          (0.5)
                                                          -------        -------
           EBITDA                                         $ 215.7        $ 179.5
                                                          =======        =======

Weather based upon national heating degree days was 1.1% colder than normal during the 2003 six-month period compared to weather that was 11.4% warmer than normal in the 2002 six-month period. Although temperatures on a nationwide basis averaged near normal in the 2003 six-month period, weather in the western United States was significantly warmer than normal while weather in the eastern

                             AMERIGAS PARTNERS, L.P.


United States was generally colder than normal. Retail propane volumes sold increased 73.9 million gallons due principally to the effects of the colder weather. Wholesale volumes sold totaled 167.0 million gallons in the 2003 six-month period compared to 137.4 million gallons in the prior-year principally reflecting the effects of colder weather and product cost hedging activities.

Retail propane revenues increased $195.6 million reflecting (1) a $114.0 million increase due to higher average selling prices and (2) an $81.6 million increase due to the higher volumes sold. Wholesale propane revenues increased $38.0 million reflecting (1) a $24.7 million increase due to higher average selling prices and (2) a $13.3 million increase due to the higher volumes sold. The higher retail and wholesale selling prices reflect significantly higher propane product costs during the 2003 six-month period. Total cost of sales increased $180.2 million reflecting the higher volumes sold and higher average propane product costs.

The increase in total margin is principally due to the higher propane gallons sold and higher average retail propane unit margins. Notwithstanding the significant increase in the commodity price of propane, retail propane unit margins during the 2003 six-month period were higher than the prior-year period reflecting the effects of higher average selling prices and the benefits of favorable propane product cost management activities.

EBITDA increased $36.2 million in the 2003 six-month period as the previously mentioned increase in total margin and higher other income was partially offset by a $25.4 million increase in operating and administrative expenses. Operating and administrative expenses increased principally due to higher volume-driven overtime and vehicle expenses, greater general and group insurance expenses, and higher incentive compensation and uncollectible accounts expense. Other income in the 2003 six-month period includes a gain of $1.1 million from the settlement of certain hedge contracts while other income in the prior-year six-month period was reduced by a $2.1 million loss from declines in the value of propane commodity option contracts. Operating income in the 2003 six-month period increased less than the increase in EBITDA due to higher depreciation expense principally associated with PPX(R).

                             AMERIGAS PARTNERS, L.P.

                        FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

The Partnership's long-term debt outstanding at March 31, 2003 totaled $950.0 million (including current maturities of $60.7 million) compared to $945.8 million of long-term debt (including current maturities of $60.4 million) at September 30, 2002. On December 3, 2002, AmeriGas Partners issued $88 million face amount of 8.875% Senior Notes due 2011 at an effective interest rate of 8.30%. The net proceeds of $89.1 million were used on January 6, 2003 to redeem prior to maturity AmeriGas Partners' $85 million face amount of 10.125% Senior Notes due 2007 at a redemption price of 102.25%, plus accrued interest. The Partnership recognized a loss of $3.0 million in the quarter ended March 31, 2003 relating to the redemption premium and other associated costs and expenses.

In April 2003, AmeriGas OLP repaid $53.8 million of maturing First Mortgage Notes. In conjunction with this repayment, in April 2003 AmeriGas Partners issued $32 million face amount of 8.875% Series B Notes due 2011 and contributed the net proceeds of $33.7 million to AmeriGas OLP.

AmeriGas OLP's Second Amended and Restated Bank Credit Agreement consists of a $100 million Revolving Credit Facility and a $75 million Acquisition Facility. At March 31, 2003, there were no borrowings outstanding under these facilities. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce available borrowing capacity, totaled $22.2 million at March 31, 2003. AmeriGas OLP's Bank Credit Agreement expires October 1, 2003. The Partnership's management expects to renew this facility prior to its expiration. AmeriGas Partners has debt and equity shelf registration statements with the SEC under which it may issue up to an additional $28 million of 8.875% Series B Senior Notes and an additional 4.3 million Common Units.

During the six months ended March 31, 2003, the Partnership declared and paid the MQD on all limited partner units for the quarters ended September 30, 2002 and December 31, 2002. The MQD for the quarter ended March 31, 2003 will be paid on May 18, 2003 to holders of record on May 9, 2003. Effective November 18, 2002, the 9,891,072 Subordinated Units held by the General Partner were converted to Common Units (see "Conversion of Subordinated Units" below). The ability of the Partnership to declare and pay the MQD on limited partner units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Bank Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

CASH FLOWS

The Partnership had cash and cash equivalents totaling $22.8 million at March 31, 2003 compared to $47.4 million at September 30, 2002. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season and are generally at their lowest levels

                             AMERIGAS PARTNERS, L.P.


during the first and fourth fiscal quarters. Accordingly, cash flows from operating activities during the six months ended March 31, 2003 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $72.0 million during the 2003 six-month period compared to $91.6 million in the prior-year six-month period. Cash required to fund changes in operating working capital during the 2003 six-month period totaled $103.8 million, a significant increase from the $46.2 million required in the prior-year six-month period, principally reflecting the effects of the higher propane volumes sold and higher propane commodity costs on changes in customer accounts receivable and inventories. Cash flow from operating activities before changes in working capital was $175.8 million in the 2003 six-month period compared to $137.7 million in the prior-year six-month period reflecting the improved 2003 six-month period operating results.

INVESTING ACTIVITIES. We spent $32.9 million for property, plant and equipment (including maintenance capital expenditures of $11.8 million) during the six months ended March 31, 2003 compared to $26.8 million (including maintenance capital expenditures of $11.9 million) during the prior-year six-month period. The increase is due in large part to greater PPX(R) capital expenditures associated with purchases of overfill protection devices ("OPDs"). Proceeds from asset disposals were lower in the 2003 six-month period principally due to lower sales of excess assets. During the six months ended March 31, 2003, the Partnership acquired a propane distribution business for $2.2 million.

FINANCING ACTIVITIES. The Partnership declared and paid the MQD on all limited partner units and the general partner interests during each of the 2003 and 2002 six-month periods. During the 2003 six-month period, AmeriGas OLP repaid all outstanding borrowings under its Revolving Credit Facility. In December 2002, AmeriGas Partners received $89.1 million of net proceeds from the issuance of $88 million face amount of 8.875% Senior Notes due 2011. On January 6, 2003, the net proceeds were used to repay prior to maturity the remaining $85 million face amount of 10.125% Senior Notes at a redemption price of 102.25%, plus accrued interest.

CONVERSION OF SUBORDINATED UNITS

In December 2002, the General Partner determined that the cash-based performance and distribution requirements for the conversion of the remaining 9,891,072 Subordinated Units, all of which were held by the General Partner, had been met in respect of the quarter ended September 30, 2002. As a result, these Subordinated Units were converted to a like number of Common Units effective November 18, 2002. The conversion of the Subordinated Units did not result in an increase in the total number of AmeriGas Partners limited partner units outstanding.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"); SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"); SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"); and

                             AMERIGAS PARTNERS, L.P.


FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45").

SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 149 amends SFAS 133 for decisions made (1) as part of the FASB's Derivatives Implementation Group ("DIG") process; (2) in connection with other FASB projects dealing with financial instruments; and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Based upon the types of contracts currently entered into by the Partnership, we do not believe SFAS 149 will have a material impact on our financial position or results of operations.

SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, we currently apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in recording compensation expense for grants of equity instruments to employees. The disclosures required by SFAS 148 are included in Note 1 to Condensed Consolidated Financial Statements.

SFAS 146 addresses accounting for costs associated with exit or disposal activities and replaces the guidance in Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Generally, SFAS 146 requires that a liability for costs associated with an exit or disposal activity, including contract termination costs, employee termination benefits and other associated costs, be recognized when the liability is incurred. Under EITF No. 94-3, a liability was recognized at the date an entity committed to an exit plan. SFAS 146 became effective for disposal activities initiated after December 31, 2002. The initial adoption of the provisions of SFAS 146 did not affect our financial position or results of operations.

FIN 45 expands the existing disclosure requirements for guarantees and requires that companies recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken when issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are included in Note 6 to Condensed Consolidated Financial Statements. The application of FIN 45 did not have a material effect on our financial position or results of operations.

                             AMERIGAS PARTNERS, L.P.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial market risks include commodity prices for propane and interest rates on borrowings.

The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership's profitability is sensitive to changes in propane supply costs, and the Partnership generally attempts to pass on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership's propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership are generally settled at expiration of the contract. In order to minimize credit risk associated with derivative commodity contracts, we monitor established credit limits with the contract counterparties. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

The Partnership has both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our variable rate debt includes borrowings under AmeriGas OLP's Bank Credit Agreement. These debt agreements have interest rates that are generally indexed to short-term market interest rates. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at March 31, 2003. It also includes the changes in fair value that would result if there were an adverse change in (1) the market price of propane of 10 cents per gallon and (2) interest rates on ten-year U.S. treasury notes of 50 basis points:

--------------------------------------------------------------------------------
                                                          Fair        Change in
                                                          Value      Fair Value
--------------------------------------------------------------------------------
                                                         (Millions of dollars)
March 31, 2003:
     Propane commodity price risk                         $ 1.2        $ (0.8)
     Interest rate risk                                    (2.8)         (2.1)
--------------------------------------------------------------------------------

                             AMERIGAS PARTNERS, L.P.


Because the Partnership's derivative instruments generally qualify as hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," we expect that changes in the fair value of derivative instruments used to manage propane price or interest rate risk would be substantially offset by gains or losses on the associated underlying transactions.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures was carried out within the 90-day period prior to the filing of this quarterly report by the General Partner under the supervision and with the participation of the General Partner's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of the Partnership's internal controls, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                             AMERIGAS PARTNERS, L.P.

                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    List of Exhibits:

       10.1 UGI Corporation 1997 Stock Option and Dividend Equivalent Plan Amended and Restated as of April 29, 2003 is incorporated by reference to Exhibit 10.4 to UGI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

       10.2 UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of April 29, 2003 is incorporated by reference to Exhibit 10.5 to UGI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

       10.3 UGI Corporation 1992 Non-Qualified Stock Option Plan Amended and Restated as of April 29, 2003 is incorporated by reference to
              Exhibit 10.6 to UGI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

       10.4 UGI Corporation 2002 Non-Qualified Stock Option Plan Amended and Restated as of April 29, 2003 is incorporated by reference to
              Exhibit 10.7 to UGI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

       99 Certification by the Chief Executive Officer and Chief Financial Officer relating to the Registrants' Report on Form 10-Q for the quarter ended March 31, 2003.

(b) The following Current Report on Form 8-K was filed during the fiscal quarter ended March 31, 2003:


     DATE              ITEM NUMBER                           CONTENT

January 22, 2003           5             Notice of first quarter earnings
                                         conference call webcast

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                                    AmeriGas Partners, L.P.
                                               ---------------------------------
                                                         (Registrant)

                                           By: AmeriGas Propane, Inc.,
                                               as General Partner


Date:  May 15, 2003                        By: /s/  Martha B. Lindsay
-------------------                            ---------------------------------
                                               Martha B. Lindsay
                                               Vice President - Finance
                                               and Chief Financial Officer


                                           By: /s/ Richard R. Eynon
                                               ---------------------------------
                                               Richard R. Eynon
                                               Controller and Chief Accounting
                                               Officer


                                                    AmeriGas Finance Corp.
                                               ---------------------------------
                                                        (Registrant)



Date:  May 15, 2003                        By: /s/  Martha B. Lindsay
-------------------                            ---------------------------------
                                               Martha B. Lindsay
                                               Vice President - Finance
                                               and Chief Financial Officer


                                           By: /s/ Richard R. Eynon
                                               ---------------------------------
                                               Richard R. Eynon
                                               Controller and Chief Accounting
                                               Officer

                                                 AmeriGas Eagle Finance Corp.
                                               ---------------------------------
                                                          (Registrant)



Date:  May 15, 2003                        By: /s/  Martha B. Lindsay
-------------------                            ---------------------------------
                                               Martha B. Lindsay
                                               Vice President - Finance
                                               and Chief Financial Officer



                                           By: /s/ Richard R. Eynon
                                               ---------------------------------
                                               Richard R. Eynon
                                               Controller and Chief Accounting
                                               Officer



                                                    AP Eagle Finance Corp.
                                               ---------------------------------
                                                         (Registrant)



Date:  May 15, 2003                        By: /s/  Martha B. Lindsay
-------------------                            ---------------------------------
                                               Martha B. Lindsay
                                               Vice President - Finance
                                               and Chief Financial Officer



                                           By: /s/ Richard R. Eynon
                                               ---------------------------------
                                               Richard R. Eynon
                                               Controller and Chief Accounting
                                               Officer

                                 CERTIFICATIONS

I, Eugene V.N. Bissell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AmeriGas Partners, L.P., AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of each registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrants' other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

                                           Eugene V.N. Bissell
                                           -------------------------------------
                                           Eugene V.N. Bissell
                                           President and Chief Executive Officer
                                           AmeriGas Propane, Inc.
                                           AmeriGas Finance Corp.
                                           AmeriGas Eagle Finance Corp.
                                           AP Eagle Finance Corp.

I, Martha B. Lindsay, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AmeriGas Partners, L.P., AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of each the registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrants' other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

                                           Martha B. Lindsay
                                           -------------------------------------
                                           Martha B. Lindsay
                                           Vice President - Finance and Chief
                                             Financial Officer
                                           AmeriGas Propane, Inc.
                                           AmeriGas Finance Corp.
                                           AmeriGas Eagle Finance Corp.
                                           AP Eagle Finance Corp.

                                  EXHIBIT INDEX

       10.1 UGI Corporation 1997 Stock Option and Dividend Equivalent Plan Amended and Restated as of April 29, 2003 is incorporated by reference to Exhibit 10.4 to UGI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

       10.2 UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of April 29, 2003 is incorporated by reference to Exhibit 10.5 to UGI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

       10.3 UGI Corporation 1992 Non-Qualified Stock Option Plan Amended and Restated as of April 29, 2003 is incorporated by reference to
              Exhibit 10.6 to UGI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

       10.4 UGI Corporation 2002 Non-Qualified Stock Option Plan Amended and Restated as of April 29, 2003 is incorporated by reference to
              Exhibit 10.7 to UGI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.


       99 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrants' Reports on Form 10-Q for the quarter ended March 31, 2003.