Form 10-Q
period 2003-06-30
AP EAGLE FINANCE CORP; AMERIGAS PARTNERS LP; AMERIGAS EAGLE FINANCE CORP
filed 2003-08-14
CIK 1161868, 932628, 1161869

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 1-13692
                       Commission file number 333-72986-02
                       Commission file number 333-72986-01

                             AMERIGAS PARTNERS, L.P.
                          AMERIGAS EAGLE FINANCE CORP.
                             AP EAGLE FINANCE CORP.
           (Exact name of registrants as specified in their charters)
           Delaware                                              23-2787918
           Delaware                                              23-3074434
           Delaware                                              23-3077318
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At July 31, 2003, the registrants had units and shares of common stock outstanding as follows:

          AmeriGas Partners, L.P. -            52,333,208 Common Units
          AmeriGas Eagle Finance Corp. -       100 shares
          AP Eagle Finance Corp. -             100 shares

                             AMERIGAS PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                                            PAGES
                                                                                                            -----
PART I FINANCIAL INFORMATION

    Item 1.  Financial Statements

             AmeriGas Partners, L.P.

                Condensed Consolidated Balance Sheets as of June 30, 2003,
                  September 30, 2002 and June 30, 2002                                                        1

                Condensed Consolidated Statements of Operations for the three
                  and nine months ended June 30, 2003 and 2002                                                2

                Condensed Consolidated Statements of Cash Flows for the nine
                  months ended June 30, 2003 and 2002                                                         3

                Condensed Consolidated Statement of Partners' Capital for the
                  nine months ended June 30, 2003                                                             4

                Notes to Condensed Consolidated Financial Statements                                       5 - 11

             AmeriGas Eagle Finance Corp.

                Balance Sheets as of June 30, 2003 and September 30, 2002                                    12

                Note to Balance Sheets                                                                       13

             AP Eagle Finance Corp.

                Balance Sheets as of June 30, 2003 and September 30, 2002                                    14

                Note to Balance Sheets                                                                       15

    Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                      16 - 23

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                    23 - 24

    Item 4.  Controls and Procedures                                                                       24 - 25

PART II OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                                                26

    Signatures                                                                                               27

                             AMERIGAS PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                       June 30,    September 30,    June 30,
                                                                         2003          2002           2002
                                                                      ----------   -------------   ----------
ASSETS
Current assets:
     Cash and cash equivalents                                        $   33,959   $      47,400   $   45,089
     Accounts receivable (less allowances for doubtful accounts
         of $10,741, $7,588 and $8,980, respectively)                    109,427          83,274       93,823
     Accounts receivable - related parties                                   875           6,862        3,492
     Inventories                                                          59,420          62,496       53,798
     Prepaid expenses and other current assets                            24,414          31,238       18,831
                                                                      ----------   -------------   ----------
         Total current assets                                            228,095         231,270      215,033

Property, plant and equipment (less accumulated depreciation and
     amortization of $457,574, $408,590 and $393,284, respectively)      607,225         611,550      613,724
Goodwill and excess reorganization value                                 599,652         589,923      589,924
Intangible assets (less accumulated amortization of $10,948,
     $8,651 and $8,077, respectively)                                     27,176          22,586       24,193
Other assets                                                              16,633          17,289       22,219
                                                                      ----------   -------------   ----------
         Total assets                                                 $1,478,781   $   1,472,618   $1,465,093
                                                                      ==========   =============   ==========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current maturities of long-term debt                             $   60,988   $      60,398   $   58,219
     Bank loans                                                                -          10,000            -
     Accounts payable - trade                                             72,454          81,891       73,892
     Accounts payable - related parties                                    1,006           5,003        2,044
     Customer deposits and advances                                       14,666          53,177       28,322
     Interest accrued                                                     17,247          34,492       19,197
     Other current liabilities                                            67,159          62,863       61,778
                                                                      ----------   -------------   ----------
         Total current liabilities                                       233,520         307,824      243,452

Long-term debt                                                           868,832         885,386      888,214
Other noncurrent liabilities                                              52,727          44,810       41,952

Commitments and contingencies (note 7)

Minority interests                                                         7,576           6,232        6,861

Partners' capital                                                        316,126         228,366      284,614
                                                                      ----------   -------------   ----------
         Total liabilities and partners' capital                      $1,478,781   $   1,472,618   $1,465,093
                                                                      ==========   =============   ==========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

                                                      Three Months Ended             Nine Months Ended
                                                           June 30,                      June 30,
                                                  --------------------------    --------------------------
                                                     2003           2002           2003            2002
                                                  -----------    -----------    -----------    -----------
Revenues:
     Propane                                      $   257,705    $   226,192    $ 1,263,423    $   998,326
     Other                                             29,431         28,277         94,290         87,650
                                                  -----------    -----------    -----------    -----------
                                                      287,136        254,469      1,357,713      1,085,976
                                                  -----------    -----------    -----------    -----------

Costs and expenses:
     Cost of sales - propane                          145,637        105,992        723,258        506,123
     Cost of sales - other                             12,310         12,032         38,716         35,702
     Operating and administrative expenses            119,136        108,846        374,005        338,330
     Depreciation and amortization                     18,891         16,632         54,813         49,306
     Equity investee (income) loss                        637             54            493           (458)
     Other (income), net                               (3,008)          (856)        (7,066)        (2,172)
                                                  -----------    -----------    -----------    -----------
                                                      293,603        242,700      1,184,219        926,831
                                                  -----------    -----------    -----------    -----------

Operating income (loss)                                (6,467)        11,769        173,494        159,145
Loss on extinguishments of debt                             -              -         (3,023)          (752)
Interest expense                                      (21,468)       (21,784)       (66,051)       (66,541)
                                                  -----------    -----------    -----------    -----------
Income (loss) before income taxes                     (27,935)       (10,015)       104,420         91,852
Income tax (expense) benefit                              343             68            405           (148)
Minority interests                                        178              2         (1,451)        (1,263)
                                                  -----------    -----------    -----------    -----------
Net income (loss)                                 $   (27,414)   $    (9,945)   $   103,374    $    90,441
                                                  ===========    ===========    ===========    ===========


General partner's interest in net income (loss)   $      (274)   $      (100)   $     1,034    $       904
                                                  ===========    ===========    ===========    ===========
Limited partners' interest in net income (loss)   $   (27,140)   $    (9,845)   $   102,340    $    89,537
                                                  ===========    ===========    ===========    ===========

Net income (loss) per limited partner unit:

     Basic                                        $     (0.54)   $     (0.20)   $      2.06    $      1.84
                                                  ===========    ===========    ===========    ===========

     Diluted                                      $     (0.54)   $     (0.20)   $      2.06    $      1.83
                                                  ===========    ===========    ===========    ===========

Average limited partner units outstanding:

     Basic                                             49,847         49,432         49,571         48,736
                                                  ===========    ===========    ===========    ===========
     Diluted                                           49,847         49,432         49,631         48,830
                                                  ===========    ===========    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                           Nine Months Ended
                                                                June 30,
                                                        ----------------------
                                                           2003         2002
                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                         $ 103,374    $  90,441
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                  54,813       49,306
            Other, net                                     11,005          868
            Net change in:
                Accounts receivable                       (26,025)       4,096
                Inventories                                 3,224       19,274
                Accounts payable                          (13,433)      (1,379)
                Other current assets and liabilities      (45,803)     (35,199)
                                                        ---------    ---------
         Net cash provided by operating activities         87,155      127,407
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment       (43,425)     (38,586)
     Proceeds from disposals of assets                      6,037        6,329
     Acquisitions of businesses, net of cash acquired     (27,009)        (736)
                                                        ---------    ---------
         Net cash used by investing activities            (64,397)     (32,993)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions                                        (82,388)     (81,035)
     Minority interest activity                              (358)        (199)
     Decrease in bank loans                               (10,000)           -
     Issuance of long-term debt                           122,780       40,900
     Repayment of long-term debt                         (141,996)     (98,607)
     Proceeds from issuance of Common Units                75,005       56,556
     Capital contributions from General Partner               758          571
                                                        ---------    ---------
         Net cash used by financing activities            (36,199)     (81,814)
                                                        ---------    ---------

Cash and cash equivalents (decrease) increase           $ (13,441)   $  12,600
                                                        =========    =========

CASH AND CASH EQUIVALENTS:
     End of period                                      $  33,959    $  45,089
     Beginning of period                                   47,400       32,489
                                                        ---------    ---------
         (Decrease) increase                            $ (13,441)   $  12,600
                                                        =========    =========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                          (Thousands, except unit data)

                                                                                                          Accumulated
                                            Number of units                                                  other         Total
                                       ------------------------                              General     comprehensive    partners'
                                         Common    Subordinated   Common    Subordinated     partner     income (loss)    capital
                                       ----------  ------------  ---------  ------------   -----------   -------------  -----------
BALANCE SEPTEMBER 30, 2002             39,541,286     9,891,072  $ 201,660  $     17,846   $     2,214   $       6,646  $   228,366

  Net income                                                       100,961         1,379         1,034                      103,374

  Net gains on derivative instruments                                                                           17,052       17,052

  Reclassification of net gains
    on derivative instruments                                                                                  (26,062)     (26,062)
                                                                                                         -------------  -----------
  Comprehensive income                                                                                          (9,010)      94,364

  Distributions                                                    (76,124)       (5,440)         (824)                     (82,388)

  Common Units issued in
    connection with public offering     2,900,000                   75,005                         758                       75,763

  Common Units issued in
    connection with executive
    compensation plan                         850                       21                           -                           21

  Conversion of Subordinated Units
    to Common Units                     9,891,072    (9,891,072)    13,785       (13,785)                                         -

                                       ----------  ------------  ---------  ------------   -----------   -------------  -----------
BALANCE JUNE 30, 2003                  52,333,208             -  $ 315,308  $          -   $     3,182   $      (2,364) $   316,126
                                       ==========  ============  =========  ============   ===========   =============  ===========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

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

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2002 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2002 ("2002 Annual Report"). Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

COMPREHENSIVE INCOME (LOSS). The following table presents the components of comprehensive income (loss) for the three and nine months ended June 30, 2003 and 2002:

------------------------------------------------------------------------------------
                                      Three Months Ended         Nine Months Ended
                                            June 30                  June 30,
                                    ----------------------    ----------------------
                                       2003         2002         2003         2002
------------------------------------------------------------------------------------
Net income (loss)                   $ (27,414)   $  (9,945)   $ 103,374    $  90,441
Other comprehensive income (loss)       1,571       (5,436)      (9,010)      14,576
------------------------------------------------------------------------------------
Comprehensive income (loss)         $ (25,843)   $ (15,381)   $  94,364    $ 105,017
------------------------------------------------------------------------------------

Other comprehensive income (loss) is principally the result of changes in the fair value of propane commodity derivative instruments and interest rate protection agreements, net of reclassifications of net gains and losses to net income.

UNIT-BASED COMPENSATION. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in recording compensation expense for grants of equity instruments to employees. We recorded unit-based compensation expense of $618 and $1,641 during the three and nine months ended June 30, 2003, respectively, and $411 and $740 during the three and nine months ended June 30, 2002, respectively. Our unit-based compensation expense under the provisions of APB 25 for all periods presented was not materially different from amounts determined under the provisions of SFAS 123.

USE OF ESTIMATES. We make estimates and assumptions when preparing financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

RECLASSIFICATIONS. In order to more appropriately classify direct costs associated with the Partnership's Prefilled Propane Xchange ("PPX(R)") program, for the three and nine months ended June 30, 2003, certain costs previously considered operating and administrative expenses have been included in cost of sales. We have reclassified $6,796 and $12,809 of such costs incurred during the three and nine months ended June 30, 2002, respectively, to conform to the current-period presentation.

In January 2003, the Partnership recorded a loss on an early extinguishment of long-term debt. This loss has been reflected in the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2003 as "loss on extinguishments of debt." A loss associated with a November 2001 early extinguishment of long-term debt previously included in other (income), net, in the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2002 has been reclassified to conform to the current-period presentation (see Note 5).

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

2.       INTANGIBLE ASSETS

         The Partnership's intangible assets comprise the following:

                    -------------------------------------------------------------
                                                         June 30,   September 30,
                                                           2003         2002
                    -------------------------------------------------------------
                    Subject to amortization:
                         Customer relationships and
                              noncompete agreements    $  38,124    $      31,237
                         Accumulated amortization        (10,948)          (8,651)
                    -------------------------------------------------------------
                                                       $  27,176    $      22,586
                    -------------------------------------------------------------

                    Not subject to amortization:
                         Goodwill                      $ 506,332    $     496,603
                         Excess reorganization value      93,320           93,320
                    -------------------------------------------------------------
                                                       $ 599,652    $     589,923
                    -------------------------------------------------------------

         The increases in intangible assets during the nine months ended June 30, 2003 resulted from Partnership business acquisitions. Amortization expense of intangible assets was $745 and $2,297 for the three and nine months ended June 30, 2003, respectively, and $892 and $2,713 for the three and nine months ended June 30, 2002, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2003 - $3,140; Fiscal 2004 - $3,306; Fiscal 2005 - $3,068; Fiscal 2006 - $2,661; Fiscal 2007 - $2,030.

3.       COMMON UNIT ACTIVITY

         On June 17, 2003, AmeriGas Partners sold 2,900,000 Common Units in an underwritten public offering at a public offering price of $27.12 per unit. The net proceeds of the public offering totaling $75,005 and the associated capital contributions from the General Partner totaling $1,531 were contributed to AmeriGas OLP and used to reduce indebtedness under its bank credit agreement and for general partnership purposes. The underwriters' overallotment option expired unexercised.

         In December 2002, the General Partner determined that the cash-based performance and distribution requirements for the conversion of the then-remaining 9,891,072 Subordinated Units, all of which were held by the General Partner, had been met in respect of the quarter ended September 30, 2002. As a result, the Subordinated Units were converted to an equivalent number of Common Units effective November 18, 2002. The conversion of the Subordinated Units did not result in an increase in the total number of AmeriGas Partners limited partner units outstanding.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

4.       RELATED PARTY TRANSACTIONS

         Pursuant to the Second Amended and Restated Agreement of Limited Partnership of AmeriGas Partners and a Management Services Agreement between AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs totaled $68,553 and $215,750 during the three and nine months ended June 30, 2003, respectively, and $64,691 and $200,955 during the three and nine months ended June 30, 2002, respectively.

         UGI Corporation ("UGI") provides certain financial and administrative services to the General Partner. UGI bills the General Partner for these direct and indirect corporate expenses and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $2,455 and $6,699 during the three and nine months ended June 30, 2003, respectively, and $1,266 and $4,196 during the three and nine months ended June 30, 2002, respectively. UGI and certain of its subsidiaries also provide office space, and during the three and nine months ended June 30, 2003 provided automobile liability insurance, to the Partnership. These expenses totaled $441 and $1,315 during the three and nine months ended June 30, 2003, respectively, and $358 and $1,071 during the three and nine months ended June 30, 2002, respectively.

         The Partnership purchases propane on behalf of Atlantic Energy. Atlantic Energy reimburses AmeriGas OLP for its purchases plus interest as Atlantic Energy sells such propane to third parties or to AmeriGas OLP itself. The total dollar value of propane purchased on behalf of Atlantic Energy was $941 and $11,764 during the three and nine months ended June 30, 2003, respectively, and $3,573 and $11,365 during the three and nine months ended June 30, 2002, respectively. Purchases of propane by AmeriGas OLP from Atlantic Energy during the three and nine months ended June 30, 2003 totaled $2,240 and $20,898, respectively, and during the three and nine months ended June 30, 2002 totaled $1,585 and $10,939 respectively.

         The General Partner also provides other services to Atlantic Energy including accounting, insurance and other administrative services and is reimbursed for the related costs. Such costs were not material during the three and nine months ended June 30, 2003 or 2002. In addition, AmeriGas OLP enters into product cost hedging contracts on behalf of Atlantic Energy. When these contracts are settled, AmeriGas OLP is reimbursed the cost of any losses, or distributes the proceeds of any gains, to Atlantic Energy.

         Amounts due from Atlantic Energy at June 30, 2003, September 30, 2002 and June 30, 2002 totaled $772, $5,243 and $3,148, respectively, which amounts are included in accounts receivable - related parties in the Condensed Consolidated Balance Sheets.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

5.       LONG-TERM DEBT

         On December 3, 2002, AmeriGas Partners issued $88,000 face amount of 8.875% Senior Notes due 2011 at an effective interest rate of 8.30%. The net proceeds, including debt premium, of $89,100 were used on January 6, 2003 to redeem prior to maturity AmeriGas Partners' $85,000 face amount of 10.125% Senior Notes due 2007 at a redemption price of 102.25%, plus accrued interest. The Partnership recognized a loss of $3,023 in the quarter ended March 31, 2003 related to the redemption premium and other associated costs and expenses. In November 2001, AmeriGas Partners redeemed prior to maturity $15,000 face value of its 10.125% Senior Notes at a redemption price of 103.375%. The Partnership recognized a loss of $752 in the quarter ended December 31, 2001 related to the early redemption.

         In April 2003, AmeriGas OLP repaid $53,750 of maturing First Mortgage Notes. In conjunction with this repayment, in April 2003 AmeriGas Partners issued $32,000 face amount of 8.875% Series B Senior Notes due 2011 at an effective interest rate of 7.72% and contributed the net proceeds of $33,680, including debt premium, to AmeriGas OLP.

6.       MANAGEMENT REALIGNMENT

         In June 2003, the General Partner announced a plan to realign its management structure. Pursuant to the plan, the Partnership will close its seven regional offices located across the country and will relocate four regional vice presidents to its Valley Forge, Pennsylvania headquarters. In addition, the Partnership reconfigured its eighty geographically-based market areas into approximately sixty market areas. The management realignment is expected to be substantially complete by September 30, 2003.


         The new management structure is expected to further streamline business processes, eliminate duplication and reduce overhead expenses. As a result of the management realignment, the Partnership incurred charges for severance, lease termination and other expenses totaling $3,022 which are reflected as operating and administrative expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2003. As of June 30, 2003, $2,698 of costs associated with the management realignment, principally comprising employee severance and lease termination costs, are included in other current liabilities in the Condensed Consolidated Balance Sheet. Additional future costs to be incurred in conjunction with the management realignment are not expected to have a material effect on our results of operations.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

7.       COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to certain lease guarantee obligations of Petrolane relating to Petrolane's divestiture of nonpropane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $17,000 at June 30, 2003. The leases expire through 2010 and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. In December 1999, Texas Eastern filed for dissolution under the Delaware General Corporation Law. In May 2001, Petrolane filed a declaratory judgment action in the Delaware Chancery Court seeking confirmation of Texas Eastern's indemnification obligations and judicial supervision of Texas Eastern's dissolution to ensure that its indemnification obligations to Petrolane are paid or adequately provided for in accordance with law. Those proceedings are pending. Pursuant to a Liquidation and Winding Up Agreement dated September 17, 2002, PanEnergy Corporation ("PanEnergy"), Texas Eastern's sole stockholder, assumed all of Texas Eastern's liabilities as of December 20, 2002, to the extent of the value of Texas Eastern's assets transferred to PanEnergy as of that date (which was estimated to exceed $94,000), and to the extent that such liabilities arise within ten years from Texas Eastern's date of dissolution. Notwithstanding the dissolution proceeding, and based on Texas Eastern previously having satisfied directly defaulted lease obligations without the Partnership's having to honor its guarantee, we believe that the probability that the Partnership will be required to directly satisfy the lease obligations subject to the indemnification agreement is remote.

         On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the "2001 Acquisition") pursuant to the terms of a purchase agreement (the "2001 Acquisition Agreement") by and among Columbia Energy Group ("CEG"), Columbia Propane Corporation ("CPC"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc. ("CPH," and together with CPC and CPLP, the "Company Parties"), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the "Buyer Parties"). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of CPC and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the "1999 Acquisition Agreement"), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, "National General Partners") against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the "1999 Acquisition") or the operation of the business after the 1999 Acquisition ("National Claims"). At June 30, 2003, the potential amount payable under this indemnity by the Company Parties was approximately $71,000. These indemnity

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

         obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009.

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

                          AMERIGAS EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                 June 30,    September 30,
                                                                   2003          2002
                                                                 --------    ------------
ASSETS

        Cash                                                      $1,000     $      1,000
                                                                  ------     ------------
                Total assets                                      $1,000     $      1,000
                                                                  ======     ============

STOCKHOLDER'S EQUITY

        Common stock, without par value; 100 shares authorized,
                issued and outstanding                            $    -     $          -
        Additional paid-in capital                                 1,000            1,000
                                                                  ------     ------------
                Total stockholder's equity                        $1,000     $      1,000
                                                                  ======     ============

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

On April 4, 2001, AmeriGas Partners and Eagle Finance jointly and severally issued $60,000,000 face amount of 10% Senior Notes due April 2006.

AmeriGas Partners owns all 100 shares of Eagle Finance common stock outstanding.

                             AP EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                June 30,   September 30,
                                                                  2003         2002
                                                                --------   -------------
ASSETS

      Cash                                                      $  1,000   $       1,000
                                                                --------   -------------
              Total assets                                      $  1,000   $       1,000
                                                                ========   =============

STOCKHOLDER'S EQUITY

      Common stock, without par value; 100 shares authorized,
              issued and outstanding                            $      -   $           -
      Additional paid-in capital                                   1,000           1,000
                                                                --------   -------------
              Total stockholder's equity                        $  1,000   $       1,000
                                                                ========   =============

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

On August 21, 2001, AmeriGas Partners and AP Eagle Finance jointly and severally issued $200,000,000 face amount of 8.875% Series A Senior Notes due May 2011. On December 20, 2001, AmeriGas Partners and AP Eagle Finance exchanged $199,985,000 face amount of 8.875% Series A Senior Notes due May 2011 for a like amount of AmeriGas Partners and AP Eagle Finance 8.875% Series B Senior Notes due May 2011 pursuant to a registered exchange offer. On May 3, 2002, AmeriGas Partners and AP Eagle Finance jointly and severally issued $40,000,000 face amount of 8.875% Series B Senior Notes due May 2011. On December 3, 2002, AmeriGas Partners and AP Eagle Finance jointly and severally issued $88,000,000 face amount of 8.875% Senior Notes due May 2011. On April 4, 2003, AmeriGas Partners and AP Eagle Finance exchanged (1) $15,000 face amount of 8.875% Series A Senior Notes due May 2011 and (2) $88,000,000 face amount of 8.875% Senior Notes due May 2011 for like amounts of AmeriGas Partners and AP Eagle Finance 8.875% Series B Senior Notes due May 2011 pursuant to a registered exchange offer.

In April 2003, AmeriGas Partners and AP Eagle Finance jointly and severally issued $32,000,000 face amount of 8.875% Series B Senior Notes due May 2011.

AmeriGas Partners owns all 100 shares of AP Eagle Finance common stock outstanding.

                             AMERIGAS PARTNERS, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analyses compare the Partnership's results of operations for (1) the three months ended June 30, 2003 ("2003 three-month period") with the three months ended June 30, 2002 ("2002 three-month period") and (2) the nine months ended June 30, 2003 ("2003 nine-month period") with the nine months ended June 30, 2002 ("2002 nine-month period"). AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp. have nominal assets and do not conduct any operations. Their sole purpose is to serve as co-obligors for debt securities issued by AmeriGas Partners, L.P. Accordingly, discussions of the results of operations and financial condition and liquidity of these entities are not presented.

2003 THREE-MONTH PERIOD COMPARED WITH 2002 THREE-MONTH PERIOD

--------------------------------------------------------------------------------
                                                                   Increase
Three Months Ended June 30,               2003       2002         (Decrease)
--------------------------------------------------------------------------------
(Dollars in millions)

Gallons sold (millions) (a):
     Retail                                182.4     182.5      (0.1)     (0.1)%
     Wholesale                              21.7      27.9      (6.2)    (22.2)%
                                          ------    ------    ------
                                           204.1     210.4      (6.3)     (3.0)%
                                          ======    ======    ======
Revenues:
     Retail propane                       $244.2    $213.1    $ 31.1      14.6 %
     Wholesale propane                      13.5      13.1       0.4       3.1 %
     Other                                  29.4      28.3       1.1       3.9 %
                                          ------    ------    ------
                                          $287.1    $254.5    $ 32.6      12.8 %
                                          ======    ======    ======

Total margin (b)                          $129.2    $136.4    $ (7.2)     (5.3)%
Modified EBITDA (c)                       $ 13.1    $ 28.5    $(15.4)    (54.0)%
Operating income (loss)                   $ (6.5)   $ 11.8    $(18.3)   (155.1)%
Heating degree days - % colder (warmer)
     than normal (d)                        (0.5)      4.3         -         -
--------------------------------------------------------------------------------

(a) Retail gallons sold in the 2003 three-month period include certain bulk gallons previously considered wholesale gallons. Prior-period gallon amounts have been adjusted to conform to the current period classification.

(b) Total margin represents total revenues less cost of sales.

(c) Modified EBITDA (earnings before interest expense, income taxes, depreciation and amortization, equity investee income, loss on debt extinguishments, and minority interests) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States. Management believes Modified EBITDA is a meaningful non-GAAP financial measure used by investors to compare the Partnership's operating performance with other companies within the propane industry. The Partnership's definition of Modified EBITDA may be different from that used by other companies. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership's propane business, Modified EBITDA for interim periods is not necessarily indicative of amounts to be expected for a full year.

                             AMERIGAS PARTNERS, L.P.

         The following table includes reconciliations of net loss to Modified EBITDA for the periods presented:

                       Three Months Ended
                           June 30,
                       ------------------
                        2003         2002
                       ------      ------
Net loss               $(27.4)     $ (9.9)
Minority interests       (0.2)          -
Income tax benefit       (0.3)       (0.1)
Interest expense         21.5        21.8
Depreciation             17.9        15.5
Amortization              1.0         1.1
Equity investee loss      0.6         0.1
                       ------       -----
Modified EBITDA        $ 13.1       $28.5
                       ======       =====

(d) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the United States, excluding Alaska.

Retail gallons sold in the 2003 three-month period were substantially equal to the prior-year three-month period reflecting the effects of slightly colder early spring weather on heating-related sales offset principally by lower commercial and industrial sales resulting from continuing economic weakness and price-induced conservation. Low-margin wholesale propane volumes sold in the 2003 three-month period totaled 21.7 million gallons, a decline of 6.2 million gallons, reflecting a decrease in supply-related product cost management activity.

Retail propane revenues increased $31.1 million in the 2003 three-month period due to higher average retail selling prices. Wholesale propane revenues increased $0.4 million reflecting (1) a $3.3 million increase as a result of higher average wholesale propane selling prices partially offset by (2) a $2.9 million decrease as a result of the lower wholesale volumes sold. Retail and wholesale propane selling prices in the 2003 three-month period reflect significantly higher propane commodity costs. Other revenues increased $1.1 million due in large part to increased hauling activity. Total propane cost of sales increased $39.6 million in the 2003 three-month period reflecting the previously mentioned higher propane commodity costs.

The $7.2 million decrease in total margin is principally due to lower unit margins from our PPX(R) grill cylinder exchange business in the 2003 three-month period and lower average unit margins from our non-PPX(R) customers. Margins in the prior-year period benefited from lower propane commodity prices as a result of reduced demand for propane during the warmer than normal 2002 winter heating season.

The $15.4 million decrease in Modified EBITDA reflects the previously mentioned decrease in total margin and a $10.3 million increase in operating and administrative expenses partially offset by a $2.2 million increase in other income. Although Modified EBITDA is not a measure of performance or financial condition under accounting principles generally accepted in the United States, management believes Modified EBITDA is a meaningful non-GAAP financial measure used by investors to compare our operating performance with other companies within the retail propane industry. The higher 2003 three-month period operating expenses include, among other

                             AMERIGAS PARTNERS, L.P.

things, (1) $3.0 million of expenses associated with the realignment of the Partnership's management structure announced in June 2003; (2) greater medical and general insurance expenses; and (3) higher incentive compensation expenses. The greater other income in the 2003 three-month period reflects greater income from sales of fixed assets and higher finance charge income. Operating income decreased $18.3 million in the 2003 three-month period reflecting the previously mentioned decline in Modified EBITDA and greater depreciation expense principally associated with PPX(R).

2003 NINE-MONTH PERIOD COMPARED WITH 2002 NINE-MONTH PERIOD

----------------------------------------------------------------------------------
Nine Months Ended June 30,                  2003        2002         Increase
----------------------------------------------------------------------------------
(Dollars in millions)
Gallons sold (millions) (a):
     Retail                                  900.0      826.2        73.8    8.9%
     Wholesale                               188.7      165.3        23.4   14.2%
                                          --------   --------    --------
                                           1,088.7      991.5        97.2    9.8%
                                          ========    ========   ========
Revenues:
     Retail propane                       $1,150.2   $  923.5    $  226.7   24.5%
     Wholesale propane                       113.2       74.8        38.4   51.3%
     Other                                    94.3       87.7         6.6    7.5%
                                          --------   --------    --------
                                          $1,357.7   $1,086.0    $  271.7   25.0%
                                          ========   =========   ========

Total margin                              $  595.7   $  544.2    $   51.5    9.5%
Modified EBITDA (b)                       $  228.8   $  208.0    $   20.8   10.0%
Operating income                          $  173.5   $  159.1    $   14.4    9.1%
Heating degree days - % colder (warmer)
     than normal                               0.9       (9.5)          -      -
----------------------------------------------------------------------------------

(a) Retail gallons sold in the 2003 nine-month period include certain bulk gallons previously considered wholesale gallons. Prior-period gallon amounts have been adjusted to conform to the current period classification.

(b) The following table includes reconciliations of net income to Modified EBITDA for the periods presented:

                                                       Nine Months Ended
                                                           June 30,
                                                 ---------------------------
                                                     2003            2002
                                                 ------------    -----------
Net income                                       $      103.4    $      90.4
Minority interests                                        1.4            1.3
Income tax (benefit) expense                             (0.4)           0.1
Interest expense                                         66.1           66.5
Loss on extinguishments of debt                           3.0            0.8
Depreciation                                             51.8           46.0
Amortization                                              3.0            3.3
Equity investee loss (income)                             0.5           (0.4)
                                                 ------------    -----------
Modified EBITDA                                  $      228.8    $     208.0
                                                 ============    ===========

Weather based upon heating degree days was 0.9% colder than normal during the 2003 nine-month period compared to weather that was 9.5% warmer than normal in the 2002 nine-month

                             AMERIGAS PARTNERS, L.P.

period. Although temperatures nationwide averaged near normal during the 2003 nine-month period, our overall results reflect weather that was significantly warmer in the West and generally colder than normal in the East. Retail propane volumes sold increased 73.8 million gallons in the 2003 nine-month period due principally to the effects of the colder weather partially offset by the effects of price-induced customer conservation and, with respect to commercial and industrial customers, continuing economic weakness. Wholesale volumes totaled
188.7 million gallons, an increase of 23.4 million gallons, reflecting the effects of the colder weather and supply-related product cost management activities.

Retail propane revenues increased $226.7 million reflecting (1) a $144.2 million increase due to higher average selling prices and (2) an $82.5 million increase due to the higher retail volumes sold. Wholesale propane revenues increased $38.4 million reflecting (1) a $27.8 million increase due to higher average selling prices and (2) a $10.6 million increase due to the higher volumes sold. The higher retail and wholesale selling prices reflect significantly higher propane product costs during the 2003 nine-month period resulting from, among other things, higher crude oil and natural gas prices and lower propane inventories. Other revenues increased $6.6 million reflecting higher customer fee and hauling revenue. Total cost of sales increased $220.1 million reflecting the higher propane product costs and higher volumes sold.

The $51.5 million increase in total margin is principally due to the higher propane gallons sold and, to a lesser extent, slightly higher average retail propane unit margins. Notwithstanding the previously mentioned significant increase in the commodity price of propane, retail propane unit margins were slightly higher than the prior-year period reflecting the effects of the higher average selling prices and the benefits of favorable propane product cost management activities.

Modified EBITDA increased $20.8 million in the 2003 nine-month period reflecting the previously mentioned increase in total margin and a $4.9 million increase in other income partially offset by a $35.7 million increase in Partnership operating and administrative expenses. Operating and administrative expenses increased principally due to higher medical and general insurance expenses, higher distribution expenses due to higher vehicle fuel costs, and higher incentive compensation and uncollectible accounts expenses. In addition, the Partnership incurred $3.0 million of costs during the 2003 nine-month period as a result of its management realignment announced in June 2003. Other income in the 2003 nine-month period includes a gain of $1.1 million from the settlement of certain hedge contracts and greater income from sales of assets and finance charges while other income in the prior-year nine-month period was reduced by a $2.1 million loss from declines in the value of propane commodity option contracts. Operating income in the 2003 nine-month period increased less than the increase in Modified EBITDA due to higher depreciation expense principally associated with PPX(R).

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's long-term debt outstanding at June 30, 2003 totaled $929.8 million (including current maturities of $61.0 million) compared to $945.8 million (including current maturities of $60.4 million) at September 30, 2002. On December 3, 2002, AmeriGas Partners issued $88

                             AMERIGAS PARTNERS, L.P.

million face amount of 8.875% Senior Notes due 2011 at an effective interest rate of 8.30%. The net proceeds of $89.1 million were used on January 6, 2003 to redeem prior to maturity AmeriGas Partners' $85 million face amount of 10.125% Senior Notes due 2007 at a redemption price of 102.25%, plus accrued interest. The Partnership recognized a loss of $3.0 million in the quarter ended March 31, 2003 relating to the redemption premium and other associated costs and expenses. In April 2003, AmeriGas OLP repaid $53.8 million of maturing First Mortgage Notes. In conjunction with this repayment, in April 2003 AmeriGas Partners issued $32 million face amount of 8.875% Series B Notes due 2011 at an effective interest rate of 7.72% and contributed the net proceeds of $33.7 million, including debt premium, to AmeriGas OLP.

AmeriGas OLP's Second Amended and Restated Bank Credit Agreement consists of a $100 million Revolving Credit Facility and a $75 million Acquisition Facility. At June 30, 2003, there were no borrowings outstanding under these facilities. Up to $30 million of the Acquisition Facility may be used for working capital purposes. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce available borrowing capacity, totaled $27 million at June 30, 2003. AmeriGas OLP's Bank Credit Agreement expires October 1, 2003. The Partnership expects to renew this facility prior to its expiration.

On June 17, 2003, AmeriGas Partners sold 2,900,000 Common Units in an underwritten public offering at a public offering price of $27.12 per unit. The net proceeds of the public offering totaling $75,005 and the associated capital contributions from the General Partner totaling $1,531 were contributed to AmeriGas OLP and used to reduce indebtedness under its bank credit agreement and for general partnership purposes. The underwriters' overallotment option expired unexercised.

AmeriGas Partners has debt and equity shelf registration statements with the SEC under which it may issue up to an additional $28 million of 8.875% Series B Senior Notes and an additional 1.4 million Common Units.

During the nine months ended June 30, 2003, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") on all limited partner units for the quarters ended September 30, 2002, December 31, 2002, and March 31, 2003. The MQD for the quarter ended June 30, 2003 will be paid on August 18, 2003 to holders of record on August 8, 2003. Effective November 18, 2002, the 9,891,072 Subordinated Units held by the General Partner were converted to Common Units (see "Conversion of Subordinated Units" below). The ability of the Partnership to declare and pay the MQD on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Amended Bank Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

                             AMERIGAS PARTNERS, L.P.

CASH FLOWS

The Partnership had cash and cash equivalents totaling $34.0 million at June 30, 2003 compared to $47.4 million at September 30, 2002. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season and are generally at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operating activities during the nine months ended June 30, 2003 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $87.2 million during the 2003 nine-month period compared to $127.4 million in the prior-year nine-month period. Cash required to fund changes in operating working capital during the 2003 nine-month period totaled $82.0 million, a significant increase from the $13.2 million required in the prior-year nine-month period, principally reflecting the effects of the higher propane commodity costs on changes in customer accounts receivable and inventories and the higher volumes sold. Cash flow from operating activities before changes in working capital was $169.2 million in the 2003 nine-month period compared to $140.6 million in the prior-year nine-month period reflecting the improved 2003 nine-month period operating results.

INVESTING ACTIVITIES. We spent $43.4 million for property, plant and equipment (including maintenance capital expenditures of $16.2 million and growth capital expenditures of $27.2 million) during the nine months ended June 30, 2003 compared to $38.6 million (including maintenance capital expenditures of $15.2 million and growth capital expenditures of $23.4 million) during the prior-year nine-month period. The increase is due in large part to greater PPX(R) capital expenditures associated with purchases of overfill protection devices ("OPDs"). During the nine months ended June 30, 2003, the Partnership acquired several propane distribution businesses for $27.0 million.

FINANCING ACTIVITIES. The Partnership declared and paid the MQD on all limited partner units and the general partner interests during each of the 2003 and 2002 nine-month periods. During the 2003 nine-month period, AmeriGas OLP repaid all outstanding borrowings under its Revolving Credit Facility. In December 2002, AmeriGas Partners received $89.1 million of net proceeds from the issuance of $88 million face amount of 8.875% Senior Notes due 2011. On January 6, 2003, the net proceeds were used to repay prior to maturity the remaining $85 million face amount of 10.125% Senior Notes at a redemption price of 102.25%, plus accrued interest. In April 2003, AmeriGas Partners issued $32 million face amount of 8.875% Series B Senior Notes due 2011 and contributed the net proceeds of $33.7 million to AmeriGas OLP. Also in April 2003, AmeriGas OLP repaid $53.8 million of maturing First Mortgage Notes.

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

                             AMERIGAS PARTNERS, L.P.

November 18, 2002. The conversion of the Subordinated Units did not result in an increase in the total number of AmeriGas Partners limited partner units outstanding.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"); SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"); SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"); SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"); and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45").

SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of the instruments within the scope of SFAS 150 were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective for the Partnership on July 1, 2003. For financial instruments created before May 31, 2003, and still existing on July 1, 2003, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the instruments at fair value or other measurement attribute required by SFAS 150. The adoption of SFAS 150 did not affect our financial position or results of operations.

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

                             AMERIGAS PARTNERS, L.P.

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

FIN 45 expands the existing disclosure requirements for guarantees and requires that companies recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken when issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are included in Note 7 to Condensed Consolidated Financial Statements. The application of FIN 45 did not have a material effect on our financial position or results of operations.

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

The Partnership has both fixed-rate and variable-rate debt instruments. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

                             AMERIGAS PARTNERS, L.P.

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

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at June 30, 2003. It also includes the changes in fair value that would result if there were an adverse change in (1) the market price of propane of 10 cents per gallon and (2) interest rates on ten-year U.S. treasury notes of 50 basis points:

---------------------------------------------------------------
                                           Fair      Change in
                                           Value     Fair Value
---------------------------------------------------------------
                                         (Millions of dollars)
June 30, 2003:
     Propane commodity price risk          $ 1.3     $    (8.6)
     Interest rate risk                     (1.5)         (2.1)
---------------------------------------------------------------

Because the Partnership's derivative instruments generally qualify as hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," we expect that changes in the fair value of derivative instruments used to manage propane price or interest rate risk would be substantially offset by gains or losses on the associated underlying transactions.

ITEM 4.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         The Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Partnership believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                             AMERIGAS PARTNERS, L.P.

(b)      Change in Internal Control over Financial Reporting

         No change in the Partnership's internal control over financial reporting occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                             AMERIGAS PARTNERS, L.P.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

         31.1 Certification by the Chief Executive Officer relating to the Registrants' Report on Form 10-Q for the quarter ended June 30, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification by the Chief Financial Officer relating to the Registrants' Report on Form 10-Q for the quarter ended June 30, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification by the Chief Executive Officer and Chief Financial Officer relating to the Registrants' Report on Form 10-Q for the quarter ended June 30, 2003 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The following Current Reports on Form 8-K were filed during the fiscal quarter ended June 30, 2003:

    DATE                 ITEM NUMBER                                CONTENT
April 16, 2003               5, 7        Underwriting Agreement dated April 11, 2003 and Third
                                         Supplemental Indenture dated April 16, 2003 pertaining to
                                         AmeriGas Partners, L.P. 8.875% Series B Senior Notes due 2011.


April 30, 2003            7, 9, 12       Press Release of AmeriGas Partners, L.P. reporting its financial results for the second fiscal quarter ended March 31, 2003.

June 12, 2003                5, 7        Underwriting Agreement dated June 11, 2003, pertaining to
                                         2,900,000 Common Unit offering. Opinion of Morgan, Lewis &
                                         Bockius LLP, dated June 12, 2003, relating to certain tax
                                         matters and consent of Morgan, Lewis & Bockius LLP.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                 AmeriGas Partners, L.P.
                                         ---------------------------------------
                                                      (Registrant)

                                         By:      AmeriGas Propane, Inc.,
                                                  as General Partner

Date: August 14, 2003                    By: /s/ Martha B. Lindsay
                                         -----------------------------------
                                         Martha B. Lindsay
                                         Vice President - Finance
                                         and Chief Financial Officer

                                         By: /s/ Richard R. Eynon
                                         ------------------------------------
                                         Richard R. Eynon
                                         Controller and Chief Accounting Officer

                                              AmeriGas Eagle Finance Corp.
                                         ---------------------------------------
                                                     (Registrant)

Date: August 14, 2003                    By: /s/ Martha B. Lindsay
                                         -----------------------------------
                                         Martha B. Lindsay
                                         Vice President - Finance
                                         and Chief Financial Officer

                                         By: /s/ Richard R. Eynon
                                         ------------------------------------
                                         Richard R. Eynon
                                         Controller and Chief Accounting Officer

                                                    AP Eagle Finance Corp.
                                         ---------------------------------------
                                                     (Registrant)

Date: August 14, 2003                    By: /s/ Martha B. Lindsay
                                         -----------------------------------
                                         Martha B. Lindsay
                                         Vice President - Finance
                                         and Chief Financial Officer

                                         By: /s/ Richard R. Eynon
                                         -----------------------------------
                                         Richard R. Eynon
                                         Controller and Chief Accounting Officer

                             AMERIGAS PARTNERS, L.P.

                                  EXHIBIT INDEX

31.1 Certification by the Chief Executive Officer relating to the Registrants' Report on Form 10-Q for the quarter ended June 30, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer relating to the Registrants' Report on Form 10-Q for the quarter ended June 30, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification by the Chief Executive Officer and Chief Financial Officer relating to the Registrants' Report on Form 10-Q for the quarter ended June 30, 2003 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.