Form 10-K
period 2003-09-30
AP EAGLE FINANCE CORP; AMERIGAS PARTNERS LP; AMERIGAS FINANCE CORP; AMERIGAS EAGLE FINANCE CORP
filed 2003-12-23
CIK 1161868, 932628, 945792, 1161869

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

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

    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                 460 North Gulph Road, King of Prussia, PA      19406
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)

                                 (610) 337-7000
              (REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
       TITLE OF CLASS                                ON WHICH REGISTERED

Common Units representing                        New York Stock Exchange, Inc.
limited partner interests

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:    None

INDICATE BY CHECK MARK WHETHER EACH REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X]. NO [ ].

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

The aggregate market value of AmeriGas Partners, L.P. Common Units held by nonaffiliates of AmeriGas Partners, L.P. on March 31, 2003 was approximately $596,142,873. At December 15, 2003, there were outstanding 52,347,708 Common Units representing limited partner interests.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the AmeriGas Partners, L.P. Annual Report for the year ended September 30, 2003 are incorporated by reference in Part II of this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

================================================================================

                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
PART I:              BUSINESS....................................................................    1
      Item 1.        Business....................................................................    1
      Item 2.        Properties..................................................................    8
      Item 3.        Legal Proceedings...........................................................    9
      Item 4.        Submission of Matters to a Vote of Security Holders.........................   10

PART II:             SECURITIES AND FINANCIAL INFORMATION........................................   11
      Item 5.        Market for Registrant's Common Units and Related Security Holder Matters....   11
      Item 6.        Selected Financial Data.....................................................   13
      Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
                     Operations..................................................................   14
      Item 7A.       Quantitative and Qualitative Disclosures About Market Risk..................   27
      Item 8.        Financial Statements and Supplementary Data.................................   27
      Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure..................................................................   27
      Item 9A.       Controls and Procedures.....................................................   27

PART III:            MANAGEMENT AND SECURITY HOLDERS.............................................   28
      Item 10.       Directors and Executive Officers of the General Partner.....................   28
      Item 11.       Executive Compensation......................................................   32
      Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related
                     Security Holder Matters.....................................................   43

                                       (i)

      Item 13.       Certain Relationships and Related Transactions..............................   45
      Item 14.       Principal Accountant Fees and Services......................................   47

PART IV:             ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS..................................   48
      Item 15.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K............   48
                     Signatures..................................................................   57
                     Index to Financial Statements and Financial Statement Schedules.............  F-2

                                      (ii)

PART I: BUSINESS

ITEM 1. BUSINESS

GENERAL

         AmeriGas Partners, L.P. ("AmeriGas Partners" or the "Partnership") is a publicly traded limited partnership formed under Delaware law on November 2, 1994. We are the largest retail propane distributor in the United States, based on retail sales volume. As of September 30, 2003, we served approximately 1.3 million residential, commercial, industrial, agricultural and motor fuel customers from approximately 650 district locations in 46 states.

         We conduct our business principally through our subsidiary, AmeriGas Propane, L.P. ("AmeriGas OLP") and its subsidiary, AmeriGas Eagle Propane, L.P. ("Eagle OLP" and together with AmeriGas OLP, the "Operating Partnership"), both Delaware limited partnerships. Eagle OLP has a less-than-one percent minority limited partner. Our common units ("Common Units"), which represent limited partner interests, are traded on the New York Stock Exchange under the symbol "APU." Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-7000. In this report, the terms "Partnership" and "AmeriGas Partners," as well as the terms "our," "we," and "its," are used sometimes as abbreviated references to AmeriGas Partners, L.P. itself or AmeriGas Partners, L.P. and its consolidated subsidiaries, including the Operating Partnership.

         On October 1, 2003, AmeriGas OLP acquired substantially all of the retail propane distribution assets and business of Horizon Propane LLC ("Horizon Propane") for approximately $31 million. During its 2003 fiscal year, Horizon Propane sold over 30 million gallons of propane from ninety locations in twelve states.

         AmeriGas Propane, Inc. is our general partner (the "General Partner"). The General Partner is a wholly owned subsidiary of UGI Corporation ("UGI"), a public company listed on the New York Stock Exchange and the Philadelphia Stock Exchange. Through various subsidiaries, UGI has been in the propane distribution business for over 40 years. The General Partner and its subsidiary Petrolane Incorporated have an effective 48% ownership interest in the Partnership. See
Note 1 to the Partnership's Consolidated Financial Statements. The General Partner is responsible for managing our operations.

         We have three co-registrants: AmeriGas Finance Corp., formed on March 13, 1995; AmeriGas Eagle Finance Corp., formed on February 22, 2001; and AP Eagle Finance Corp., formed on April 12, 2001 (each, a "Finance Corp." and together the "Finance Corp."). Each Finance Corp. was formed to serve as co-obligor for one of our series of senior notes. Each Finance Corp. has nominal assets and conducts no business operations. Accordingly, this report contains no discussion of the results of operations, liquidity or capital resources of any Finance Corp. The Finance Corp. executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406; telephone number (610) 337-7000.

BUSINESS STRATEGY

         Our strategy is to increase market share through acquisitions and internal growth, leverage our national and local economies of scale, and achieve operating efficiencies through productivity improvements. We regularly consider and evaluate opportunities for growth through the acquisition of local, regional and national propane distributors. Acquisitions are an important part of our strategy, because the retail propane industry is mature, with only modest growth in total demand for the product foreseen. We may choose to finance future acquisitions with debt, equity, cash or a combination of the three. We compete for acquisitions with others engaged in the propane distribution business. Although we believe there are numerous potential acquisition candidates in the industry, there can be no assurance that we will find attractive candidates in the future, or that we will be able to acquire such candidates on economically acceptable terms. Internal growth will be provided in part from expansion of our PPX Prefilled Propane Xchange(R) and strategic accounts programs. In addition, we believe opportunities exist to grow our business internally through saleS and marketing programs designed to attract and retain customers.

GENERAL INDUSTRY INFORMATION

         Propane is separated from crude oil during the refining process and also extracted from natural gas or oil wellhead gas at processing plants. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for economy and ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, it is usable as a flammable gas. Propane is colorless and odorless; an odorant is added to allow its detection. Propane is clean burning, producing negligible amounts of pollutants when properly consumed.

         The primary customers for propane are residential, commercial, agricultural, motor fuel and industrial users to whom natural gas is not readily available. Propane is typically more expensive than natural gas, competitive with fuel oil when operating efficiencies are taken into account and, in most areas, cheaper than electricity on an equivalent energy basis.

PRODUCTS, SERVICES AND MARKETING

         As of September 30, 2003, the Partnership distributed propane to approximately 1.3 million customers from approximately 650 district locations in 46 states. The Partnership also sells, installs and services propane appliances, including heating systems. In certain markets, the Partnership also installs and services propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not available. Districts generally consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the United States. It is also licensed as a carrier in Canada.

         The Partnership sells propane primarily to five markets: residential, commercial/industrial, motor fuel, agricultural and wholesale. Approximately 84% of the Partnership's fiscal year 2003 sales (based on gallons sold) were to retail accounts and approximately 16% were to wholesale customers. Sales to residential customers in fiscal 2003 represented approximately 42% of retail gallons sold; industrial/commercial customers 34%; motor fuel customers 11%; and agricultural customers 7%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 6% of 2003 retail gallons. No single customer accounts for 5% or more of the Partnership's consolidated revenues.

         In the residential market, which includes both conventional and manufactured housing, propane is used primarily for home heating, water heating and cooking purposes. Commercial users, which include motels, hotels, restaurants and retail stores, generally use propane for the same purposes as residential customers. The Partnership continues to expand its PPX Prefilled Propane Xchange program ("PPX(R)"). At September 30, 2003, PPX was available at approximately 20,000 retail locations throughout the United States. Sales of our PPX grill cylinders to retailers are included in the commercial/industrial market. The PPX program enables consumers to exchange their empty 20-pound propane grill cylinders for filled cylinders at various retail locations such as home centers, mass merchandisers and grocery and convenience stores. During fiscal year 2002, the Partnership introduced PPX Plus. PPX Plus cylinders are equipped with a special overfill protection device ("OPD") required by the National Fire Protection Association ("NFPA").

         Industrial customers use propane to fire furnaces, as a cutting gas and in other process applications. Other industrial customers are large-scale heating accounts and local gas utility customers who use propane as a supplemental fuel to meet peak load deliverability requirements. As a motor fuel, propane is burned in internal combustion engines that power over-the-road vehicles, forklifts and stationary engines. Agricultural uses include tobacco curing, chicken brooding and crop drying. In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors.

         Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,400 to 3,000 gallons of propane, into a stationary storage tank on the customer's premises. The Partnership owns most of these storage tanks and leases them to its customers. The capacity of these tanks ranges from approximately 120 gallons to approximately 1,200 gallons.

         The Partnership also delivers propane to retail customers in portable cylinders with capacities of 4 to 24 gallons. Some of these deliveries are made to the customer's location, where empty cylinders are either picked up for replenishment or filled in place.

PROPANE SUPPLY AND STORAGE

         The Partnership has over 200 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership's sources historically have been readily available. During the year ended September 30, 2003, over 90% of the Partnership's propane supply was purchased under supply agreements with terms of 1 to 3 years. Approximately 79% of the volumes purchased under those agreements were from 10 suppliers, including BP Products North America Inc. and its affiliate BP Marketing Inc. (approximately 20%); Dynegy Midstream Services (approximately 18%); and Enterprise Products Operating LP and its affiliate Canadian

Enterprises Gas Products Ltd. (approximately 15%). The availability of propane supply is dependent upon, among other things, the severity of winter weather and the price and availability of competing fuels such as natural gas and crude oil. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during fiscal year 2004. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be affected. Aside from BP, Dynegy and Enterprise Products, no single supplier provided more than 10% of the Partnership's total propane supply in fiscal year 2003. In certain market areas, however, some suppliers provide 70% to 80% of the Partnership's requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership's margins.

         During fiscal year 2003, 92% of the Partnership's supply contracts provided for pricing based upon posted prices at the time of delivery or index formulas based on the current prices established at major storage points such as Mont Belvieu, Texas, or Conway, Kansas. In addition, some agreements provided maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices, will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges, to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at facilities in Arizona, Pennsylvania, Virginia and several other states.

         Because the Partnership's profitability is sensitive to changes in wholesale propane costs, the Partnership generally seeks to pass on increases in the cost of propane to customers. There is no assurance, however, that the Partnership will always be able to pass on product cost increases fully, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, or other unforeseen events. The General Partner has adopted supply acquisition and product price risk management practices to reduce the effect of price volatility on product costs. These practices currently include the use of summer storage, forward purchases and derivative commodity instruments such as options and propane price swaps. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures."

         The following graph shows the average prices of propane on the propane spot market during the last five fiscal years at Mont Belvieu, Texas and Conway, Kansas, two major storage areas.

                       [AVERAGE PROPANE SPOT MARKET PRICES GRAPH]

                 Mont Belvieu       Conway
Oct-96              51.57            51.53
Nov-96              58.05            63.41
Dec-96              61.04            84.29
Jan-97              47.45            63.39
Feb-97              38.71            39.02
Mar-97              38.50            37.26
Apr-97              34.88            35.26
May-97              35.31            36.48
Jun-97              34.43            35.86
Jul-97              34.91            34.63
Aug-97              37.03            36.53
Sep-97              38.68            37.95
Oct-97              39.83            37.32
Nov-97              35.95            35.00
Dec-97              33.57            31.36
Jan-98              30.07            28.21
Feb-98              29.79            28.32
Mar-98              27.39            27.84
Apr-98              29.06            29.47
May-98              27.42            27.82
Jun-98              24.42            24.84
Jul-98              24.54            24.55
Aug-98              24.12            23.87
Sep-98              24.83            24.04
Oct-98              25.72            24.57
Nov-98              24.79            23.20
Dec-98              20.89            18.72
Jan-99              21.75            19.61
Feb-99              22.43            20.58
Mar-99              24.10            23.40
Apr-99              28.26            27.58
May-99              28.31            26.88
Jun-99              30.95            28.68
Jul-99              37.26            34.62
Aug-99              40.51            37.56
Sep-99              43.18            42.40
Oct-99              45.46            43.39
Nov-99              43.44            38.78
Dec-99              42.83            35.10
Jan-00              56.11            42.32
Feb-00              59.72            47.26
Mar-00              51.13            47.65
Apr-00              46.88            43.64
May-00              51.31            50.81
Jun-00              55.47            56.22
Jul-00              54.88            56.29
Aug-00              58.54            63.52
Sep-00              64.21            70.95
Oct-00              61.82            64.05
Nov-00              60.71            60.45
Dec-00              77.63            79.75
Jan-01              77.27            83.03
Feb-01              59.39            63.03
Mar-01              54.94            57.12
Apr-01              54.37            60.26
May-01              51.20            56.90
Jun-01              43.17            47.70
Jul-01              38.87            43.27
Aug-01              41.54            45.71
Sep-01              41.67            46.53
Oct-01              39.48            44.19
Nov-01              33.04            35.19
Dec-01              30.43            30.34
Jan-02              29.05            26.60
Feb-02              31.20            27.92
Mar-02              37.95            35.93
Apr-02              41.52            40.07
May-02              40.69            38.09
Jun-02              37.51            35.25
Jul-02              37.19            35.47
Aug-02              41.49            41.53
Sep-02              47.17            45.93
Oct-02              47.95            47.12
Nov-02              47.26            48.01
Dec-02              52.40            52.32
Jan-03              60.38            57.70
Feb-03              77.30            73.03
Mar-03              62.77            57.09
Apr-03              50.42            50.28
May-03              54.09            55.41
Jun-03              55.98            59.71
Jul-03              53.01            58.90
Aug-03              54.84            63.63
Sep-03              52.00            59.44

COMPETITION

         Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers against suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Operating efficiencies and other factors such as air quality and environmental advantages, however, generally make propane competitive with fuel oil as a heating source. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many regions of the country where propane is sold for heating and cooking purposes.

         In the motor fuel market, propane competes with gasoline and diesel fuel as well as electric batteries and fuel cells. Wholesale propane distribution is a highly competitive, low margin business. Propane sales to other retail distributors and large-volume, direct-shipment industrial end-users are price sensitive and frequently involve a competitive bidding process.

         The retail propane industry is mature, with only modest growth in total demand for the product foreseen. Therefore, the Partnership's ability to grow within the industry is dependent on its ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the PPX(R)program (through which consumers can exchange an empty propane grill cylinder for a filled one) and strategic accounts program (formerly called "national accounts," through which the Partnership encourages large, multi-location propane users to enter into a supply agreement with it rather than with many small suppliers), as well as the success of its sales and marketing programs designed to attract and retain customers. The failure of the Partnership to retain and grow its customer base would have an adverse effect on its results.

         The domestic propane retail distribution business is highly competitive. The Partnership competes in this business with other large propane marketers, including other full-service marketers, and thousands of small independent operators. In recent years, some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution and the Partnership competes with them as well. The ability to compete effectively depends on providing high quality customer service, maintaining competitive retail prices and controlling operating expenses.

         Based on the most recent annual survey by the American Petroleum Institute, the 2002 domestic retail market for propane (annual sales for other than chemical uses) was approximately 11.9 billion gallons and, based on LP-GAS magazine rankings, 2002 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 32% of domestic retail sales. Management believes the Partnership's 2003 retail volume represents 9% of the domestic retail market.

TRADE NAMES, TRADE AND SERVICE MARKS

         The Partnership markets propane principally under the "AmeriGas(R)," "America's Propane Company(R)" and "PPX Prefilled Propane Xchange(R)" trade names and related service marks. UGI owns, directly or indirectly, all the right, title and interest in the "AmeriGas" and related trade and service marks. The General Partner owns all right, title and interest in the "America's Propane Company" and "PPX Prefilled Propane Xchange" trade names and related service marks. The Partnership has an exclusive (except for use by UGI, AmeriGas, Inc. and the General Partner), royalty-free license to use these names and trade and service marks. UGI and the General Partner each have the option to terminate its respective license agreement (on 12 months prior notice in the case of UGI), without penalty, if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for cause, the General Partner has the option to terminate its license agreement upon payment of a fee equal to the fair market value of the licensed trade names. UGI has a similar termination option, however, UGI must provide 12 months prior notice in addition to paying the fee.

SEASONALITY

         Because many customers use propane for heating purposes, the Partnership's retail sales volume is seasonal, with approximately 59% of the Partnership's fiscal year 2003 retail sales volume occurring during the five-month peak heating season from November through March. As a result of this seasonality, sales are concentrated in the Partnership's first and second fiscal quarters (October 1 through March 31). Cash receipts are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

         Sales volume for the Partnership traditionally fluctuates from year-to-year in response to variations in weather, prices, competition, customer mix and other factors, such as conservation efforts and general economic conditions. For historical information on national weather statistics, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GOVERNMENT REGULATION

         The Partnership is subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane. These laws include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or, the "Superfund Law"), the Clean Air Act, the Occupational Safety and Health Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA imposes joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a "hazardous substance" into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and state environmental laws. However, the Partnership owns and operates real property where such hazardous substances may exist. See Notes 1 and 11 to the Partnership's Consolidated Financial Statements.

         All states in which the Partnership operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. The Partnership conducts training programs to help ensure that its operations are in compliance with applicable governmental regulations. With respect to general operations, NFPA Pamphlets No. 54 and No. 58, which establish a set of rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in a majority of the states in which the Partnership operates. Effective April 1, 2002, NFPA Pamphlet No. 58 requires portable propane cylinders to be equipped with an OPD. Although NFPA Pamphlet No. 58 has not yet been adopted in all states, the Partnership complies with the OPD requirements throughout the United States. Effective July 2004, NFPA Pamphlet No. 58 requires stationary cylinders that are filled in place to be re-qualified periodically. The Partnership maintains various permits under environmental laws that are necessary to operate certain of its facilities, some of which may be material to the operations of the Partnership. Management believes that the procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.

         With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. These regulations cover the security of and transportation of hazardous materials and are administered by the United States Department of Transportation ("DOT"). The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT's pipeline safety code applies to, among other things, a propane gas system which supplies 10 or more customers from a single source and a propane gas system any portion of which is located in a public place. The code requires operators of all gas systems to provide training and written instructions for employees, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and keep records of inspections and testing.

EMPLOYEES

         The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2003, the General Partner had approximately 6,200 employees, including approximately 400 temporary and part-time employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership for its direct and indirect costs and expenses.

ITEM 2. PROPERTIES

         As of September 30, 2003, the Partnership owned approximately 87% of its district locations. In addition, the Partnership subleases three one-million barrel underground storage caverns in Arizona to store propane and butane for itself and third parties. The Partnership also owns a 600,000 barrel refrigerated, above-ground storage facility located on leased property in California, which could be used in connection with waterborne imports or exports of propane or butane. The California facility, which the Partnership operates, is currently leased to several refiners for the storage of butane. In Virginia, the Partnership has a 50% indirect equity interest in a 476,000 barrel refrigerated, above-ground import terminal.

         The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2003, the Partnership operated a transportation fleet with the following assets:

APPROXIMATE QUANTITY & EQUIPMENT TYPE                    % OWNED          % LEASED
  400      Trailers                                         90                10
  200      Tractors                                         45                55
  150      Railroad tank cars                                0               100
2,500      Bobtail trucks                                   20                80
  350      Rack trucks                                      25                75
2,200      Service and delivery trucks                      25                75

Other assets owned at September 30, 2003 included approximately 900,000 stationary storage tanks with typical capacities of 121 to 2,000 gallons and approximately 2.4 million portable propane cylinders with typical capacities of 1 to 120 gallons. The Partnership also owned approximately 6,100 large volume tanks which are used for its own storage requirements. AmeriGas OLP has debt secured by liens and mortgages on its real and personal property. AmeriGas OLP owns approximately 67% of the Partnership's property, plant and equipment.

ITEM 3. LEGAL PROCEEDINGS

         With the exception of the matter set forth below, no material legal proceedings are pending involving the Partnership, any of its subsidiaries, or any of their properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of the Partnership's business.

         Swiger, et al. v. UGI/AmeriGas, Inc. et al. Plaintiffs Samuel and Brenda Swiger and their son (the "Swigers") sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as "UGI/AmeriGas, Inc."), in the circuit Court of Monongalia County, West Virginia (Civil Action No. 98-C-298), in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney's fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, allegedly resulting from the defendants' failure to install underground propane lines at depths required by applicable safety standards. Plaintiffs have filed various motions with the court, which seek to broaden the scope of their claims and to expand the size of the class to include customers whose lines were installed by other propane suppliers. These motions are currently pending before the court and defendants cannot predict the outcome of those motions. Beginning in 2001, the defendants voluntarily undertook to inspect and replace underground lines of its current customers that may not be in compliance with applicable safety standards. The General Partner expects to complete the line replacement project by late fiscal 2004 or early fiscal 2005. In 2003, the defendants settled the individual personal injury and property damage claims of the Swigers. The defendants believe they have defenses to the claims of the class members and intend to vigorously defend against the remaining claims in this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the last fiscal quarter of the 2003 fiscal year.

PART II: SECURITIES AND FINANCIAL INFORMATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON UNITS AND RELATED SECURITY HOLDER MATTERS

         Each Common Unit represents a limited partner interest in the Partnership. Common Units are listed on the New York Stock Exchange, which is the principal trading market for such securities, under the symbol "APU." The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on the New York Stock Exchange ("NYSE") Composite Transactions tape, and the amount of cash distributions paid per Common Unit.

                               PRICE RANGE                        CASH
2003 FISCAL YEAR          HIGH             LOW                 DISTRIBUTION
Fourth Quarter           $27.13          $22.50                    $0.55
Third Quarter             27.25           24.00                     0.55
Second Quarter            25.09           23.30                     0.55
First Quarter             24.73           20.25                     0.55

                              PRICE RANGE                          CASH
2002 FISCAL YEAR          HIGH             LOW                 DISTRIBUTION
Fourth Quarter           $23.79          $17.11                    $0.55
Third Quarter             23.85           21.32                     0.55
Second Quarter            22.74           19.36                     0.55
First Quarter             25.35           21.40                     0.55

         As of December 15, 2003, there were 1,588 record holders of the Partnership's Common Units. Effective November 18, 2002, the Partnership's subordinated units, representing limited partner interests, were converted to Common Units.

         The Partnership makes quarterly distributions to its partners in an aggregate amount equal to its Available Cash, as defined in the Second Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., which is filed as an exhibit to this report. Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter, less the amount of cash reserves established by the General Partner in its reasonable discretion for future cash requirements. Certain reserves are maintained to provide for the payment of principal and interest under the terms of the Partnership's debt agreements and other reserves may be maintained to provide for the proper conduct of the Partnership's business, and to provide funds for distribution during the next four fiscal quarters. The information concerning restrictions on distributions required by Item 5 of this report is incorporated herein by reference to Notes 5 and 6 to the Partnership's Consolidated Financial Statements which are incorporated herein by reference. Prior to the termination of the subordination period effective November 18, 2002, Distributions of Available Cash to the

General Partner on its subordinated units, representing limited partner interests ("Subordinated Units") were subject to the prior rights of holders of the Common Units to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the subordination period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the subordination period. In December 2002, the General Partner determined that the cash-based performance and distribution requirements for termination of the subordination period were achieved in respect of the quarter ended September 30, 2003. As a result, effective November 18, 2002, the subordinated units held by the General Partner were converted to Common Units.

ITEM  6.  SELECTED  FINANCIAL  DATA

                                                                                  Year Ended
                                                                                  September 30,
                                                      ----------------------------------------------------------------------
                                                          2003          2002         2001 (a)      2000 (a)       1999 (a)
                                                      -----------   -----------    -----------   -----------    ------------
                                                                     (Thousands of dollars, except per unit)
FOR THE PERIOD:
INCOME STATEMENT DATA:
        Revenues                                      $ 1,628,424   $ 1,307,880    $ 1,418,364   $ 1,120,056    $   872,535
        Income before accounting changes              $    71,958   $    55,366    $    53,015   $    15,196    $    25,635
        Cumulative effect of accounting changes (b)             -             -         12,494             -              -
                                                      -----------   -----------    -----------   -----------    -----------
        Net income (c) (d)                            $    71,958   $    55,366    $    65,509   $    15,196    $    25,635
                                                      ===========   ===========    ===========   ===========    ===========
        Limited partners' interest
           in net income                              $    71,238   $    54,812    $    64,854   $    15,044    $    25,379
        Income per limited partner
           unit - basic and diluted:
           Income before accounting changes           $      1.42   $      1.12    $      1.18   $      0.36    $      0.61
           Cumulative effect of accounting changes              -             -           0.28             -              -
                                                      -----------   -----------    -----------   -----------    -----------
           Net income (c) (d)                         $      1.42   $      1.12    $      1.46   $      0.36    $      0.61
                                                      ===========   ===========    ===========   ===========    ===========
        Cash distributions declared
           per limited partner unit                   $      2.20   $      2.20    $      2.20   $      2.20    $      2.20

AT PERIOD END:
BALANCE SHEET DATA:
        Current assets                                $   236,332   $   224,843    $   230,260   $   188,845    $   140,569
        Total assets                                    1,482,176     1,472,618      1,496,422     1,258,220      1,196,461
        Current liabilities (excluding debt)              239,343       237,426        238,512       172,501        148,513
        Total debt                                        927,286       955,784      1,005,904       887,234        766,725
        Minority interests                                  7,005         6,232          5,641         2,587          3,380
        Partners' capital                                 253,683       228,366        203,505       155,971        234,041

OTHER DATA:
        EBITDA  (e)                                   $   234,364   $   209,649    $   220,338   $   157,326    $   157,156
        Capital expenditures (including
           capital leases)                            $    53,429   $    53,472    $    39,204   $    30,427    $    34,577
        Retail propane gallons sold (millions) (f)        1,074.9         987.5          866.8         817.7          829.5
        Degree days - % (warmer) colder
           than normal (g)                                    0.2         (10.0)           2.6         (13.7)          (9.9)

(a) Arthur Andersen LLP audited the Partnership's consolidated financial statements for 2001, 2000, and 1999. See Item 15 - Notice Regarding Arthur Andersen LLP.

(b) Includes cumulative effect of accounting changes associated with the Partnership's changes in accounting for tank fee revenue and tank installation costs and the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (see Notes 2 and 18 to Consolidated Financial Statements).

(c) Pro forma net income and net income per limited partner unit after applying retroactively the changes in accounting for tank installation costs and tank fee revenue are as follows: 2000 - $14,989 and $0.35; 1999 - $26,091 and $0.62, respectively.

(d) SFAS No. 142, "Goodwill and Other Intangible Assets," was adopted effective October 1, 2001. Net income and net income per limited partner unit adjusted to reflect the impact of SFAS No. 142 as if it had been adopted at the beginning of the periods presented are as follows: 2001 - $89,079 and $1.98; 2000 - $38,313 and $0.90; 1999 - $48,336 and $1.14,
        respectively.

(e) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States. Management believes EBITDA is a meaningful non-GAAP measure used by investors to compare the Partnership's operating performance with other companies within the propane industry. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes.

(f) Retail gallons sold in 2003 include certain bulk gallons previously considered wholesale gallons. Prior-year gallon amounts have been adjusted to conform to the current-year classification.

(g) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (NOAA) for 335 airports in the United States, excluding Alaska.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relates to AmeriGas Partners and the Operating Partnerships. AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp. have nominal assets and do not conduct any operations but act as co-obligors of certain AmeriGas Partners' debt securities. Accordingly, discussions of the results of operations and financial condition and liquidity of these entities are not presented. Our MD&A should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

ANALYSIS OF RESULTS OF OPERATIONS

The following analysis compares the Partnership's results of operations for (1) the year ended September 30, 2003 ("Fiscal 2003") with the year ended September 30, 2002 ("Fiscal 2002") and (2) Fiscal 2002 with the year ended September 30, 2001 ("Fiscal 2001").

The following table provides gallon, weather and certain financial information for the Partnership should be read in conjunction with "Fiscal 2003 Compared to Fiscal 2002" and "Fiscal 2002 Compared to Fiscal 2001":

                              (Dollars in millions)

                                                     Year Ended September 30,
                                           --------------------------------------------
                                              2003            2002               2001
                                           ---------       ---------          ---------
Gallons sold (millions) (a):
   Retail                                    1,074.9           987.5              866.8
   Wholesale                                   209.8           195.3              246.8
                                           ---------       ---------          ---------
                                             1,284.7         1,182.8            1,113.6
                                           =========       =========          =========

Revenues:
   Retail propane                          $ 1,375.5       $ 1,102.8          $ 1,147.3
   Wholesale propane                           127.1            88.8              175.6
   Other                                       125.8           116.3               95.5
                                           ---------       ---------          ---------
                                           $ 1,628.4       $ 1,307.9          $ 1,418.4
                                           =========       =========          =========

Total margin (b)                           $   718.1       $   654.8          $   571.3
EBITDA (c)                                 $   234.4       $   209.6          $   220.3
Operating income (d)                       $   164.0       $   145.3          $   133.8
Degree days - % colder (warmer)
   than normal (e)                               0.2%          (10.0)%              2.6%

(a) Retail gallons sold in Fiscal 2003 include certain bulk gallons previously considered wholesale gallons. Prior-year gallon amounts have been adjusted to conform to the current year classification.

(b)  Total margin represents total revenues less total cost of sales.

(c) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to compare the Partnership's operating performance with other companies within the propane industry and to evaluate our ability to meet loan covenants. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. The following table includes reconciliations of net income to EBITDA for the fiscal years presented:

                                                      Year Ended September 30,
                                             ---------------------------------------
                                               2003           2002             2001
                                             -------        -------          -------
Net income                                   $  72.0        $  55.4          $  65.5
Income tax expense (benefit)                     0.6            0.3             (0.3)
Interest expense                                87.2           87.8             80.4
Depreciation                                    70.4           62.0             48.1
Amortization                                     4.2            4.1             26.6
                                             -------        -------          -------
EBITDA                                       $ 234.4        $ 209.6          $ 220.3
                                             =======        =======          =======

(d) Results for Fiscal 2003 and 2002 reflect the elimination of goodwill amortization resulting from the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Pro forma operating income for Fiscal 2001 as if the adoption of SFAS 142 had occurred as of October 1, 2000 is $157.6 million.

(e) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the United States, excluding Alaska.

FISCAL 2003 COMPARED WITH FISCAL 2002

Weather based upon heating degree days was essentially normal during Fiscal 2003 compared to weather that was 10.0% warmer than normal in Fiscal 2002. Although temperatures nationwide averaged near normal during Fiscal 2003, our overall results reflect weather that was significantly warmer in the West and generally colder than normal in the East. Retail propane volumes sold increased 87.4 million gallons in Fiscal 2003 due principally to the effects of the colder weather and, to a much lesser extent, volume growth from acquisitions and customer growth. These increases were achieved notwithstanding the effects of price-induced customer conservation and, with respect to commercial and industrial customers, continuing economic weakness.

Retail propane revenues increased $272.7 million reflecting (1) a $175.1 million increase due to higher average selling prices and (2) a $97.6 million increase due to the higher retail volumes sold. Wholesale propane revenues increased $38.3 million reflecting (1) a $31.7 million increase due to higher average selling prices and (2) a $6.6 million increase due to the higher volumes sold. The higher retail and wholesale selling prices reflect significantly higher propane product costs during Fiscal 2003 resulting from, among other things, higher crude oil and natural gas prices and lower propane inventories. Other revenues from ancillary sales and services were $125.8 million in Fiscal 2003 and $116.3 million in Fiscal 2002. Total cost of sales increased $257.3 million reflecting the higher propane product costs and higher volumes sold.

The $63.3 million increase in total margin is principally due to the higher propane gallons sold and, to a lesser extent, slightly higher average retail propane unit margins. Notwithstanding the previously mentioned significant increase in the commodity price of propane, retail propane unit margins were slightly higher than the prior year reflecting the effects of the higher average selling prices and the benefits of favorable propane product cost management activities. Beginning in Fiscal 2002 and continuing in Fiscal 2003, unit margins associated with the Partnership's Prefilled Propane Xchange program ("PPX(R)") were higher than historical levels reflecting increases in PPX(R) sales prices to fund cylinder valve replacement capital expenditures. These capital expenditures resulted from National Fire Protection Association ("NFPA") guidelines enacted in Fiscal 2002 requiring propane grill cylinders be fitted with overfill protection devices ("OPDs"). The extent to which this level of PPX(R) margin is sustainable in the future will depend upon a number of factors including the continuing rate of OPD valve replacement and competitive market conditions.

EBITDA increased $24.8 million in Fiscal 2003 reflecting the previously mentioned increase in total margin and a $4.6 million increase in other income partially offset by a $40.6 million increase in operating and administrative expenses and a $2.3 million increase in losses associated with early extinguishments of long-term debt. Although EBITDA is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America, management believes EBITDA is a meaningful non-GAAP financial measure used by investors to compare the Partnership's operating performance with other companies within the propane industry and to evaluate our ability to meet loan covenants. Operating and administrative expenses increased principally due to higher medical and general insurance expenses, higher distribution expenses as a result of the previously mentioned greater retail volumes, and higher incentive compensation and uncollectible accounts expenses. In addition, the Partnership incurred $3.8 million of costs during Fiscal 2003 associated with a realignment of the Partnership's management structure announced in June 2003. Other income in Fiscal 2003 includes a gain of $1.1 million from the settlement of certain hedge contracts and greater income from finance charges and asset sales while other income in the prior year was reduced by a $2.1 million loss from declines in the value of propane commodity option contracts. Operating income in Fiscal 2003 increased less than the increase in EBITDA due to higher depreciation expense principally associated with PPX(R) partially offset by the previously mentioned increase in losses associated with early extinguishments of long-term debt.

FISCAL 2002 COMPARED WITH FISCAL 2001

The Partnership's Fiscal 2002 operating results were negatively impacted by significantly warmer than normal heating-season weather. Fiscal 2002 temperatures based upon heating degree day data provided by NOAA were approximately 10.0% warmer than normal and 12.3% warmer than Fiscal 2001. Notwithstanding the impact of the warmer weather on heating-related sales and the effects of a sluggish U.S. economy on commercial sales, retail gallons sold increased 120.7 million gallons principally as a result of the full-year effect of the Partnership's August 21, 2001 acquisition of Columbia Propane and, to a much lesser extent, greater volumes from our PPX(R) grill cylinder exchange business. The increase in PPX(R) sales principally reflects the effect on Fiscal 2002 grill cylinder exchanges resulting from the previously mentioned NFPA guidelines requiring grill cylinders be fitted with OPDs and, to a lesser extent, the full-year effects of Fiscal 2001 increases in the number of PPX(R) distribution outlets.

Retail propane revenues were $1,102.8 million in Fiscal 2002, a decrease of $44.5 million from Fiscal 2001, reflecting a $204.3 million decrease as a result of lower average selling prices partially offset by a $159.8 million increase as a result of the greater retail volumes sold. Wholesale propane revenues were $88.8 million in Fiscal 2002, a decrease of $86.8 million, reflecting a $50.2 million decrease due to lower average selling prices and a $36.6 million decrease as a result of lower wholesale volumes sold. The lower Fiscal 2002 retail and wholesale selling prices resulted from lower Fiscal 2002 propane product costs. Revenues from other sales and services increased $20.8 million primarily due to the full-year impact of the Columbia Propane acquisition. Total cost of sales declined $193.9 million in Fiscal 2002 reflecting lower average propane product costs and the lower wholesale sales partially offset by the higher retail gallons sold.

Total margin increased $83.5 million reflecting the full-year volume impact of the Columbia Propane acquisition and a $25.5 million increase in total margin from PPX(R) reflecting higher volumes and unit margins. PPX(R) propane unit margins in Fiscal 2002 were higher than in Fiscal 2001 reflecting increases in sales prices to fund OPD valve replacement capital expenditures on out-of-compliance grill cylinders.

EBITDA increased $1.8 million (excluding the $12.5 million cumulative effect of the Partnership's changes in accounting for tank fee revenue and tank installation costs and the adoption of SFAS 133 in Fiscal 2001) as the significant increase in total margin was substantially offset by a $78.9 million increase in Partnership operating and administrative expenses and a decrease in other income. EBITDA of PPX(R) increased approximately $21 million in Fiscal 2002 partially offsetting the effects of the significantly warmer winter weather on our heating-related volumes. The greater operating and administrative expenses in Fiscal 2002 resulted primarily from the full-year impact of the Columbia Propane acquisition and higher volume-driven PPX(R) expenses. During Fiscal 2002, the Partnership completed its planned blending of 90 Columbia Propane distribution locations with existing AmeriGas Propane locations. As a result of these district consolidations and other cost reduction activities, management believes that by September 30, 2002 it achieved its anticipated $24 million reduction in annualized operating cost savings subsequent to the acquisition of Columbia Propane. Operating income increased $11.5 million principally due to the cessation of goodwill amortization in Fiscal 2002 as a result of the adoption of SFAS 142 partially offset by higher depreciation and intangible asset amortization associated with Columbia Propane and higher PPX(R) depreciation. Fiscal 2001 operating income includes $23.8 million of goodwill amortization.

FINANCIAL CONDITION AND LIQUIDITY

CAPITALIZATION AND LIQUIDITY

The Partnership's debt outstanding at September 30, 2003 totaled $927.3 million. There were no amounts outstanding under AmeriGas OLP's Credit Agreement at September 30, 2003.

AmeriGas OLP's Credit Agreement expires on October 15, 2006 and consists of (1) a $100 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving

Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, may be used for working capital and general purposes. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $33.4 million at September 30, 2003. AmeriGas OLP's short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital.

AmeriGas OLP also has a credit agreement with the General Partner to borrow up to $20 million on an unsecured, subordinated basis, for working capital and general purposes. UGI has agreed to contribute up to $20 million to the General Partner to fund such borrowings.

AmeriGas Partners periodically issues debt and equity securities and expects to continue to do so. It has effective debt and equity shelf registration statements with the U.S. Securities and Exchange Commission ("SEC") under which it may issue up to an additional (1) $28 million principal amount of 8.875% Senior Notes due 2011, (2) 1.4 million AmeriGas Partners Common Units and (3) up to $500 million of debt or equity pursuant to an unallocated shelf registration statement.

AmeriGas OLP must maintain certain financial ratios in order to borrow under its Credit Agreement including a minimum interest coverage ratio and a maximum debt to EBITDA ratio, as defined. AmeriGas OLP's ratios calculated as of September 30, 2003 permit it to borrow up to the maximum amount available. For a more detailed discussion of the Partnership's credit facilities, see Note 6 to Consolidated Financial Statements. Based upon existing cash balances, cash expected to be generated from operations, borrowings available under its Credit Agreement, and the expected refinancing of its maturing long-term debt, the Partnership's management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs in Fiscal 2004.

PARTNERSHIP DISTRIBUTIONS

Since its formation in 1995, the Partnership has paid the Minimum Quarterly Distribution of $0.55 ("MQD") on all limited partner units outstanding. The amount of Available Cash needed annually to pay the MQD on all units and the general partner interests in Fiscal 2003, 2002 and 2001 was approximately $112 million, $109 million and $99 million, respectively. Based upon the number of Partnership units outstanding on September 30, 2003, the amount of Available Cash needed annually to pay the MQD on all units and the general partner interests is approximately $117 million. A reasonable proxy for the amount of cash available for distribution that is generated by the Partnership can be calculated by subtracting from the Partnership's EBITDA (1) interest expense and
(2) capital expenditures needed to maintain operating capacity. Partnership distributable cash as calculated under this method for Fiscal 2003, 2002 and 2001 is as follows:

Year Ended September 30,                                       2003           2002           2001
--------------------------------                             --------       --------       ---------
(Millions of dollars)
Net income                                                   $   72.0       $   55.4       $   65.5
Income tax expense (benefit)                                      0.6            0.3           (0.3)
Interest expense                                                 87.2           87.8           80.4
Depreciation                                                     70.4           62.0           48.1
Amortization                                                      4.2            4.1           26.6
                                                             --------       --------       --------
EBITDA                                                          234.4          209.6          220.3
Interest expense                                                (87.2)         (87.8)         (80.4)
Maintenance capital expenditures                                (22.0)         (20.7)         (17.8)
                                                             --------       --------       --------
Distributable cash                                           $  125.2       $  101.1       $  122.1
                                                             --------       --------       --------

Although distributable cash is a reasonable estimate of the amount of cash generated by the Partnership, it does not reflect, among other things, the impact of changes in working capital, which can significantly affect cash available for distribution. Distributable cash should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management believes distributable cash is a meaningful non-GAAP measure for evaluating the Partnership's ability to declare and pay the MQD pursuant to the terms of the Partnership Agreement. The Partnership's definition of distributable cash may be different from that used by other companies. Although the level of distributable cash in Fiscal 2002 was less than the full MQD, other sources of cash, including cash from equity offerings and borrowings and changes in working capital, was more than sufficient to permit the Partnership to pay the full MQD. The ability of the Partnership to pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its bank credit agreement, to refinance maturing debt and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.

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

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

The Partnership has certain contractual cash obligations that extend beyond Fiscal 2003 including obligations associated with long-term debt, lease obligations and propane supply contracts. The following table presents significant contractual cash obligations as of September 30, 2003 (in millions).

                                                            Payments Due by Period
                                    --------------------------------------------------------------------
                                                     Less than         2 - 3         4 - 5        After
                                      Total           1 year           years         years       5 years
                                    ---------        ---------        -------       -------      -------
Long-term debt                      $   911.3         $  55.6         $ 169.9       $ 108.2      $ 577.6
Operating leases                        177.5            37.2            59.4          41.3         39.6
Propane supply contracts                 16.7            16.7               -             -            -
                                    ---------         -------         -------       -------      -------
Total                               $ 1,105.5         $ 109.5         $ 229.3       $ 149.5      $ 617.2
                                    ---------         -------         -------       -------      -------

CASH FLOWS

OPERATING ACTIVITIES. Due to the seasonal nature of the Partnership's business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane consumed during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership's investment in working capital, principally accounts receivable and inventories, is generally greatest. The Partnership uses its Revolving Credit Facility to satisfy its seasonal operating cash flow needs. Cash flow from operating activities was $139.3 million in Fiscal 2003, $159.5 million in Fiscal 2002, and $153.0 million in Fiscal 2001. Cash flow from operating activities before changes in operating working capital was $153.3 million in Fiscal 2003, $122.8 million in Fiscal 2002 and $130.7 million in Fiscal 2001. Changes in operating working capital used $14.0 million of operating cash flow in Fiscal 2003, and provided $36.7 million and $22.3 million in Fiscal 2002 and Fiscal 2001, respectively. The increase in Fiscal 2003 working capital cash needs primarily reflects the effects of higher propane product costs on customer accounts receivable and inventories.

INVESTING ACTIVITIES. Cash flow used in investing activities was $72.5 million in Fiscal 2003, $44.4 million in Fiscal 2002, and $238.1 million in Fiscal 2001 (which included the acquisition of Columbia Propane). We spent $52.9 million for property, plant and equipment (comprising maintenance capital expenditures of $22.0 million and growth capital expenditures of $30.9 million) in Fiscal 2003 compared to expenditures of $53.5 million (comprising $20.7 million of maintenance capital expenditures and $32.8 million of growth capital expenditures) in Fiscal 2002. During Fiscal 2003, the Partnership acquired several propane distribution businesses for total cash consideration of $27.0 million.

FINANCING ACTIVITIES. Cash flow used by financing activities was $68.3 million in Fiscal 2003 and $100.3 million in Fiscal 2002. Cash provided by financing activities was $106.8 million in Fiscal 2001 which includes debt and equity issued in conjunction with the acquisition of Columbia Propane. Financing activity cash flow is primarily the result of repayments and issuances of long-term debt, borrowings under our Credit Agreement, distributions on limited partner units and proceeds from issuances of Common Units.

In June 2003, AmeriGas Partners sold 2,900,000 Common Units in an underwritten public offering at a public offering price of $27.12 per unit. The net proceeds of the public offering totaling $75.0 million, and associated capital contributions from the General Partner totaling $1.5 million, were contributed to AmeriGas OLP and used to reduce indebtedness under its bank credit agreement and for general partnership purposes. The underwriters' overallotment option expired unexercised.

The Partnership also completed a number of debt transactions during Fiscal 2003. In December 2002, AmeriGas Partners issued $88 million face amount of 8.875% Senior Notes due 2011 at an effective interest rate of 8.30%. The net proceeds of $89.1 million were used in January 2003 to redeem prior to maturity AmeriGas Partners' $85 million face amount of 10.125% Senior Notes due April 2007 at a redemption price of 102.25%, plus accrued interest. The Partnership recognized a loss of $3.0 million relating to the redemption premium and other associated costs and expenses. In April 2003, AmeriGas OLP repaid $53.8 million of maturing First Mortgage Notes. In conjunction with this repayment, in April 2003 AmeriGas Partners issued $32 million face amount of 8.875% Senior Notes due 2011 at an effective interest rate of 7.72% and contributed the net proceeds of $33.7 million, including debt premium, to AmeriGas OLP.

RELATED PARTY TRANSACTIONS

Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc. ("AEH"), the general partner of AmeriGas Eagle Propane, L.P. ("Eagle OLP"), and AmeriGas Propane, Inc. (the "General Partner"), the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $284.3 million in 2003, $262.4 million in 2002 and $208.9 million in 2001, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI Corporation ("UGI") provides certain financial and administrative services to the General Partner. UGI bills the General Partner for these direct and indirect corporate expenses and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $8.3 million in 2003, $6.3 million in 2002, and $5.3 million in 2001. In addition, UGI and certain of its subsidiaries provide office space and automobile liability insurance to the Partnership. These expenses totaled $1.7 million in 2003, $1.5 million in 2002 and $1.3 million in 2001.

Subsequent to the Columbia Propane acquisition, the Partnership purchases propane on behalf of Atlantic Energy, Inc. ("Atlantic Energy"). Atlantic Energy reimburses AmeriGas OLP for its purchases plus interest as Atlantic Energy sells such propane to third parties or to AmeriGas OLP itself. The total dollar value of propane purchased on behalf of Atlantic Energy was $17.2 million and $11.4 million in 2003 and 2002, respectively. Purchases of propane by AmeriGas OLP from Atlantic Energy during 2003 and 2002 totaled $23.9 million and $12.1 million, respectively.

The General Partner also provides other services to Atlantic Energy including accounting, insurance and other administrative services and is reimbursed for the related costs. Such costs were not material during 2003 or 2002. In addition, AmeriGas OLP enters into product cost hedging contracts on behalf of Atlantic Energy. When these contracts are settled, AmeriGas OLP is reimbursed the cost of any losses, or distributes the proceeds of any gains, to Atlantic Energy.

Amounts due from Atlantic Energy at September 30, 2003 and 2002 totaled $2.0 million and $5.2 million, respectively, which amounts are included in accounts receivable - related parties in the Consolidated Balance Sheets.

OFF-BALANCE SHEET ARRANGEMENTS

We lease various buildings and other facilities, transportation, computer and office equipment. We account for these arrangements as operating leases. These off-balance sheet arrangements enable us to lease facilities and equipment from third parties rather than, among other options, purchasing the equipment and facilities using on-balance sheet financing. For a summary of scheduled future payments under these lease arrangements, see "Contractual Cash Obligations and Commitments."

MARKET RISK DISCLOSURES

Our primary financial market risks include commodity prices for propane and interest rates on borrowings.

The risk associated with fluctuations in the prices the Partnership pays for propane are principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership's profitability is sensitive to changes in propane supply costs, and the Partnership generally attempts to pass on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership's propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. In order to minimize credit risk associated with derivative commodity contracts, we carefully monitor established credit limits with the contract counterparties. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

The Partnership has both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our variable rate debt includes borrowings under AmeriGas OLP's Credit Agreement. This agreement has interest rates that are generally indexed to short-term market interest rates. At September 30, 2003, there were no borrowings outstanding under this agreement. At September 30, 2002, borrowings outstanding under the prior bank credit agreement totaled $10 million. Based upon weighted average borrowings outstanding under these agreements during Fiscal 2003 and Fiscal 2002, an increase in short-term interest rates of 100 basis points (1%) would have increased our interest expense by $0.2 million and $0.1 million, respectively.

The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed rate debt of $42.6 million and $41.2 million at September 30, 2003 and 2002, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair market value of this debt of $45.5 million and $44.1 million at September 30, 2003 and 2002, respectively.

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

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at September 30, 2003 and 2002. It also includes the changes in fair value that would result if there were an adverse change in (1) the market price of propane of 10 cents per gallon and (2) interest rates on ten-year U.S. treasury notes of 50 basis points:

                                                                  Change in Fair
                                                    Fair Value        Value
                                                    ----------    -------------
                                                       (Millions of dollars)
September 30, 2003
  Propane commodity price risk                       $  (0.6)        $ (24.3)
  Interest rate risk                                    (0.2)           (2.1)

September 30, 2002
  Propane commodity price risk                       $   9.8         $ (10.9)
  Interest rate risk                                    (2.8)           (4.4)

Because the Partnership's derivative instruments generally qualify as hedges under SFAS 133, we expect that changes in the fair value of derivative instruments used to manage propane price or interest rate risk would be substantially offset by gains or losses on the associated underlying transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in compliance with generally accepted accounting principles requires the selection and application of appropriate accounting principles to the relevant facts and circumstances of the Partnership's operations and the use of estimates made by management. The Partnership has identified the following critical accounting policies that are most important to the portrayal of the Partnership's financial condition and results of operations. Changes in these policies could have a material effect on the financial statements. The application of these accounting policies necessarily requires management's most subjective or complex judgments regarding estimates and projected outcomes of future events which could have a material impact on the financial statements. Management has reviewed these critical accounting policies, and the estimates and assumptions associated with them, with its Audit Committee. In addition, management has reviewed the following disclosures regarding the application of these critical accounting policies with the Audit Committee.

LITIGATION ACCRUALS. The Partnership is involved in litigation regarding pending claims and legal actions that arise in the normal course of its business. In accordance with accounting principles generally accepted in the United States of America, the Partnership establishes reserves for pending claims and legal actions when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Reasonable estimates involve management judgments based on a broad range of information and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. Such estimated reserves may differ materially from the actual liability, and such reserves may change materially as more information becomes available and estimated reserves are adjusted.

DEPRECIATION AND AMORTIZATION OF LONG-LIVED ASSETS. We compute depreciation on property, plant and equipment on a straight-line basis over estimated useful lives generally ranging from 2 to 40 years. We also use amortization methods and determine asset values of intangible assets other than goodwill using reasonable assumptions and projections. Changes in the estimated useful lives of property, plant and equipment and changes in intangible asset amortization methods or values could have a material effect on our results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to a fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to require more prominent disclosure about the effects on reported net income of stock-based employee compensation. As permitted by SFAS 148 and SFAS 123, the Partnership expects to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and will continue to provide the required disclosures in its annual and interim financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 (i) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (ii) clarifies when a derivative contains a financing component, (iii) amends the definition of an underlying- rate, price or index to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (iv) amends certain other existing pronouncements. SFAS 149 did not change the methods the Partnership uses to account for and report its derivatives and hedging activities.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 further defines and requires that certain instruments within its scope be classified as liabilities on the financial statements. The adoption of SFAS 150 did not affect the Partnership's financial position or results of operations.

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 is effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interests created or acquired before February 1, 2003, FIN 46 is effective for the first fiscal or interim period beginning after December 15, 2003. If certain conditions are met, FIN 46 requires the primary beneficiary to consolidate certain variable interest entities in which the other equity investors lack the essential characteristics of a controlling financial interest or their investment at risk is not sufficient to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. The Partnership has not created or obtained any variable interest entities after January 31, 2003, and is currently in the process of evaluating the impact of FIN 46, which is not expected to have a material effect on its financial position or results of operations.

FORWARD-LOOKING STATEMENTS

Information contained above in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements use forward-looking words such as "believe," "plan," "anticipate," "continue," "estimate," "expect," "may," "will," or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) price volatility and availability of propane, and the capacity to transport it to our market areas; (3) changes in laws and regulations, including safety, tax and accounting matters; (4) large supplier, counterparty or customer defaults; (5) competitive pressures from the same and alternative energy sources; (6) failure to acquire new customers thereby reducing or limiting any increase in revenues; (7) liability for environmental claims; (8) customer conservation measures and improvements in energy efficiency and technology resulting in reduced demand; (9) adverse labor relations; (10) inability to make business acquisitions on economically acceptable terms resulting in failure to acquire new customers thereby limiting any increase in revenues; (11) liability for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia, including liability in excess of insurance coverage; (12) political, regulatory and economic conditions in the United States and in foreign countries; and (13) interest rate fluctuations and other capital market conditions.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by federal securities laws.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         "Quantitative and Qualitative Disclosures About Market Risk" are contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk Disclosures" and are incorporated here by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial statement schedules referred to in the index contained on pages F-2 and F-3 of this report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During fiscal year 2002, the registrants engaged a new independent auditor, PricewaterhouseCoopers LLP. The information required by Item 9 is incorporated in this Report by reference to the registrants' Current Report on Form 8-K dated May 21, 2002, which report was amended on July 2, 2002.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The General Partner's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The General Partner believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in the Partnership's internal control over financial reporting occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART III: MANAGEMENT AND SECURITY HOLDERS

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

         We do not directly employ any persons responsible for managing or operating the Partnership. The General Partner and UGI provide such services and are reimbursed for direct and indirect costs and expenses including all compensation and benefit costs. See "Certain Relationships and Related Transactions" and Note 12 to the Partnership's Consolidated Financial Statements.

         The Board of Directors of the General Partner established a committee (the "Audit Committee") consisting of three individuals, currently, Messrs. Marrazzo, Van Dyck and Vincent, who are neither officers nor employees of the General Partner or any affiliate of the General Partner. The Board of Directors of the General Partner has determined that all members of the audit committee qualify as "audit committee financial experts" within the meaning of the Securities and Exchange Commission regulations. The Board of Directors considered Mr. Vincent's professional experience to be "other relevant experience" within the meaning of the applicable regulations. See "Directors and Executive Officers of the General Partner" below, for a description of Mr. Vincent's professional experience. Each member of the Audit Committee is "independent" as defined by the New York Stock Exchange listing standards currently in effect and those approved by the SEC on November 4, 2003. The Audit Committee has the authority to (i) make determinations or review determinations made by management in transactions that require special approval by the Committee under the terms of the Partnership Agreement and (ii) at the request of the General Partner, review specific matters as to which the General Partner believes there may be a conflict of interest, in order to determine if the resolution of such conflict is fair and reasonable to the Partnership. In addition, the Audit Committee acts on behalf of the Board of Directors in fulfilling its responsibility to:

         - oversee the financial reporting process and the adequacy of controls relative to financial and business risk;

         - monitor the independence of the Partnership's independent accountants and the performance of the independent accountants and internal audit staff; and

         - provide a means for open communication among the independent accountants, management, internal audit staff and the Board of Directors.

The Audit Committee has sole authority to appoint, retain, fix the compensation of and oversee the work of the independent auditors. A copy of the current charter of the Audit Committee is posted on the Partnership's website, www.amerigas.com; see "Investor Relations - Corporate Governance."

         The General Partner has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to the General Partner's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is included as an exhibit to this Report and is posted on the Partnership's website, www.amerigas.com; see "Investor Relations - Corporate Governance."

DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

         The following table sets forth certain information with respect to the directors and executive officers of the General Partner. Directors are elected annually by AmeriGas, Inc. as the sole shareholder of the General Partner. AmeriGas, Inc. is a wholly owned subsidiary of UGI. Executive officers are elected for one-year terms. There are no family relationships between any of the directors or any of the executive officers or between any of the executive officers and any of the directors.

NAME                             AGE                 POSITION WITH THE GENERAL PARTNER
Lon R. Greenberg                  53                 Chairman, Director

Eugene V. N. Bissell              50                 President, Chief Executive Officer
                                                        and Director

Thomas F. Donovan                 70                 Director

Richard C. Gozon                  65                 Director

William J. Marrazzo               54                 Director

James W. Stratton                 67                 Director

Stephen A. Van Dyck               60                 Director

Roger B. Vincent                  58                 Director

Richard R. Eynon                  56                 Controller and Chief Accounting Officer

William D. Katz                   50                 Vice President - Human Resources

Robert H. Knauss                  50                 Vice President and
                                                        General Counsel and
                                                        Corporate Secretary

Martha B. Lindsay                 51                 Vice President - Finance and
                                                        Chief Financial Officer

David L. Lugar                    46                 Vice President - Supply and Logistics

Carey M. Monaghan                 52                 Vice President - Sales and Marketing

         Mr. Greenberg is a director (since 1994) and Chairman of the General Partner. He previously served as President and Chief Executive Officer of the General Partner from 1996 until July 2000. He is also a director (since 1994) and Chairman (since 1996), Chief Executive Officer (since 1995), and President (since 1994) of UGI Corporation, having previously been Senior Vice President - Legal and Corporate Development of UGI (1989 to 1994). Mr.

Greenberg previously served as Vice President and General Counsel of AmeriGas, Inc. (1984 to 1994). He also serves as a director of UGI Utilities, Inc.

         Mr. Bissell is President, Chief Executive Officer and a director of the General Partner (since July 2000). He previously served as Senior Vice President
- Sales and Marketing of the General Partner (October 1999 to July 2000), having served as Vice President - Sales and Operations (1995 to 1999). Previously, he was Vice President - Distributors and Fabrication, BOC Gases (1995), having been Vice President - National Sales (1993 to 1995) and Regional Vice President (Southern Region) for Distributor and Cylinder Gases Division, BOC Gases (1989 to 1993). From 1981 to 1987, Mr. Bissell held various positions with UGI Corporation and its subsidiaries, including Director, Corporate Development. He is immediate past president and a member of the Board of Directors of the National Propane Gas Association.

         Mr. Donovan was elected a director of the General Partner on April 25, 1995. He retired as Vice Chairman of Mellon Bank on January 31, 1997, a position he had held since 1988. He continues to serve as a director of UGI Corporation, UGI Utilities, Inc. and Nuclear Electric Insurance Ltd.

         Mr. Gozon was elected a director of the General Partner on February 24, 1998. He retired as Executive Vice President of Weyerhaeuser Company in 2002 (an integrated forest products company) and Chairman of Norpac (North Pacific Paper Company, a joint venture with Nippon Paper Industries), positions he had held since 1994. Mr. Gozon was formerly a director (1984 to 1993), President and Chief Operating Officer of Alco Standard Corporation (a provider of paper and office products) (1988 to 1993); Executive Vice President and Chief Operating Officer (1987); Vice President (1982 to 1988); and President (1979 to 1987) of Paper Corporation of America. He also serves as a director of UGI Corporation, UGI Utilities, Inc., AmeriSource Bergen Corp., and Triumph Group, Inc.

         Mr. Marrazzo was elected a director of the General Partner on April 23, 2001. He is Chief Executive Officer and President of WHYY, Inc., a public television and radio company in the nation's fourth largest market (since 1997). Previously, he was Chief Executive Officer and President of Roy F. Weston, Inc. (1988-1997); Water Commissioner for the Philadelphia Water Department (1971-1988) and Managing Director for the City of Philadelphia (1983-1984). He also serves as a director of Tenet Health Corp. - Hahnemann University Hospital and American Water Corporation.

         Mr. Stratton was elected a director of the General Partner on April 25, 1995. He has been the Chairman, Chief Executive Officer and a director of Stratton Management Company (investment advisory and financial consulting firm) since 1972. In addition, Mr. Stratton is a director of UGI Corporation, UGI Utilities, Inc., Stratton Growth Fund, Inc., Stratton Monthly Dividend REIT Shares, Inc., Stratton Small-Cap Value Fund, Teleflex, Inc. and BE&K, Inc.

         Mr. Van Dyck was elected a director of the General Partner on June 15, 1995. He is Chairman of the Board of Maritrans Inc. (since 1987) having served as Chief Executive Officer (1987-2003). Maritrans is one of the nation's largest independent marine transporters of petroleum. He also serves as a director of the Board of West of England Mutual Insurance Association, the American Petroleum Institute, the Chamber of Shipping of America and Seamans' Church Institute.

         Mr. Vincent was elected a director of the General Partner on January 8, 1998. He is President of Springwell Corporation, a corporate finance advisory firm located in New York (since 1989). Mr. Vincent served in various capacities at Bankers Trust Company (1971 to 1989), including positions with direct and oversight responsibilities for credit management. Mr. Vincent is also a director of the ING Funds.

         Mr. Eynon is Controller and Chief Accounting Officer of the General Partner (since 1998). Prior to his election, Mr. Eynon was Controller of the General Partner (March 1997 to January 1998) and Assistant Controller of UGI Corporation (1985 to 1997). Previously, he was a Senior Manager with Price Waterhouse.

         Mr. Katz is Vice President - Human Resources of the General Partner (since December 1999), having served as Vice President - Corporate Development (1996 to 1999). Previously, he was Vice President - Corporate Development of UGI Corporation (1995 to 1996). Prior to joining UGI Corporation, Mr. Katz was Director of Corporate Development with Campbell Soup Company for over five years. He also practiced law for approximately 10 years, first with the firm of Jones, Day, Reavis & Pogue, and later in the Legal Department at Campbell Soup Company.

         Mr. Knauss is Vice President and General Counsel of the General Partner (since October 2003) and UGI Corporation (since September 2003). He is also Corporate Secretary of the General Partner (since 1994). Prior to October 2003, Mr. Knauss served as Vice President - Law and Associate General Counsel of the General Partner (1996 -2003). Previously he was Group Counsel - Propane (1989 to
1996) of UGI Corporation. He joined UGI Corporation as Associate Counsel in 1985. Before joining UGI Corporation, Mr. Knauss was an associate at the firm of Ballard, Spahr, Andrews & Ingersoll in Philadelphia, Pennsylvania.

         Ms. Lindsay is Vice President - Finance and Chief Financial Officer of the General Partner (since 1998). She previously served as Vice President and Treasurer (1994 to 1997) and as Treasurer (1994) of Tambrands Inc., a manufacturer of personal products. Prior to 1994, Ms. Lindsay held the positions of Director of Business Development (1987 to 1989) and Assistant Treasurer (1990 to 1993) at Tambrands Inc.

         Mr. Lugar is Vice President - Supply and Logistics of the General Partner (since September 2000). Previously, he served as Director - NGL Marketing for Conoco, Inc., where he spent 20 years in increasingly responsible positions in propane marketing, operations, and supply.

         Mr. Monaghan is Vice President - Sales and Marketing of the General Partner (since May 2000). Prior to joining AmeriGas Partners, he was Vice President-General Manager, Dry Soup for Campbell Soup Company (since 1997), where he also served as a Business Director and General Manager of a number of Campbell Soup Divisions for the 10 prior years.

SECTION 16(a) - BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the directors and certain officers of the General Partner and any 10% beneficial owners of the Partnership to send reports of their beneficial ownership of Common Units and changes in beneficial ownership to the Securities and Exchange Commission. Based on our records, we believe that during Fiscal 2003 all of such reporting persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

         The following table shows cash and other compensation paid or accrued to the General Partner's Chief Executive Officer and each of its six other most highly compensated executive officers, (collectively, the "Named Executives") for the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION              LONG TERM COMPENSATION
-------------------------------------------------------------------------------------------------------------------
                                                                             AWARDS           PAYOUTS
-----------------------------------------------------------------------------------------------------
                                                           OTHER                  SECURITIES
                                                          ANNUAL      RESTRICTED   UNDERLYING           ALL OTHER
 NAME AND PRINCIPAL   FISCAL                              COMPEN-     UNIT/STOCK   OPTIONS /    LTIP   COMPENSATION
      POSITION         YEAR      SALARY     BONUS (1)     SATION (2)  AWARDS (3)      SARs     PAYOUTS      (4)
-------------------------------------------------------------------------------------------------------------------
Eugene V. N.           2003     $372,080   $  245,281     $ 2,520     $  238,500     52,500     $   0      $ 60,277
Bissell, President                                                    $  238,500
and Chief Executive                                                   $  238,500
Officer                --------------------------------------------------------------------------------------------
                       2002     $352,656   $  109,941     $   585     $  190,145     35,000     $   0      $ 42,717
                       --------------------------------------------------------------------------------------------
                       2001     $329,415   $  236,313     $   300     $   28,263          0     $   0      $ 55,648
                                                                      $   99,725
-------------------------------------------------------------------------------------------------------------------
Lon R. Greenberg,      2003     $757,008   $1,075,981     $12,824     $  972,140    180,000     $   0      $ 28,757
Chairman (5)           --------------------------------------------------------------------------------------------
                       2002     $705,015   $  521,092     $15,342     $  785,200    120,000     $   0      $ 28,033
                                                                      $  785,200
                                                                      $  785,200
                       --------------------------------------------------------------------------------------------
                       2001     $667,799   $  595,010     $14,849     $  323,438          0     $   0      $ 20,939
                                                                      $1,000,875
-------------------------------------------------------------------------------------------------------------------
R. Paul Grady,         2003     $256,133   $  112,529     $ 4,283     $  131,175     27,000     $   0      $ 37,857
Senior Vice                                                           $  131,175
President -                                                           $  131,175
Operations and Chief   --------------------------------------------------------------------------------------------
Operating Officer      2002     $246,088   $   54,825     $ 4,041     $  104,580     18,000     $   0      $ 25,544
                       --------------------------------------------------------------------------------------------
                       2001     $223,850   $  120,313     $ 3,845     $   21,196          0     $   0      $ 34,426
                                                                      $   77,315
-------------------------------------------------------------------------------------------------------------------
Brendan P. Bovaird,    2003     $241,949   $  181,986     $ 7,313     $  112,170     21,750     $   0      $284,678
Vice President and     --------------------------------------------------------------------------------------------
General Counsel (5)    2002     $232,683   $   95,459     $ 5,449     $   90,600     14,500     $   0      $  7,411
                                                                      $   90,600
                                                                      $   90,600
                       --------------------------------------------------------------------------------------------
                       2001     $222,283   $   96,708     $ 5,012     $   38,813          0     $   0      $  6,112
                                                                      $  120,105
-------------------------------------------------------------------------------------------------------------------
Robert H. Knauss,      2003     $202,143   $   71,032     $ 1,838     $   47,700     12,000     $   0      $ 27,346
Vice President and                                                    $   47,700
General Counsel                                                       $   47,700
                       --------------------------------------------------------------------------------------------
                       2002     $196,172   $   34,935     $ 1,612     $   38,029      8,000     $   0      $ 19,117
                       --------------------------------------------------------------------------------------------
                       2001     $186,819   $   78,115     $ 1,793     $   14,131          0     $   0      $ 26,659
                                                                      $  123,255
-------------------------------------------------------------------------------------------------------------------
Martha B. Lindsay,     2003     $196,698   $   69,129     $ 1,200     $   47,700     12,000     $   0      $ 26,774
Vice President -                                                      $   47,700
Finance and Chief                                                     $   47,700
Financial Officer      --------------------------------------------------------------------------------------------
                       2002     $190,060   $   33,840     $ 1,908     $   38,029      8,000     $   0      $ 18,577
                       --------------------------------------------------------------------------------------------
                       2001     $183,087   $   87,460     $   664     $   14,131          0     $   0      $ 26,958
                                                                      $   67,230
-------------------------------------------------------------------------------------------------------------------
William D. Katz,       2003     $194,038   $   68,211     $ 1,350     $   47,700     12,000     $   0      $ 26,288
Vice President -                                                      $   47,700
Human Resources                                                       $   47,700
                       --------------------------------------------------------------------------------------------
                       2002     $184,860   $   32,915     $ 1,237     $   38,029      8,000     $   0      $ 18,008
                       --------------------------------------------------------------------------------------------
                       2001     $177,843   $   74,355     $   577     $   14,131          0     $   0      $ 25,203
                                                                      $   62,748
-------------------------------------------------------------------------------------------------------------------

(1) Messrs. Greenberg and Bovaird participate in the UGI Annual Bonus Plan. All other Named Executives participate in the AmeriGas Propane, Inc. Annual Bonus Plan. Awards under both Plans are for the year reported, regardless of the year paid. Awards under both Plans are based on the achievement of business and/or financial performance objectives which support business plans and goals. Bonus opportunities vary by position and for the Fiscal Year 2003 ranged from 0 to 225% of base salary for Mr. Bissell, 0 to 196% of base salary for Mr. Greenberg, 0 to 150% of base salary for Mr. Grady, 0 to 104% of base salary for Mr. Bovaird, and 0 to 120% of base salary for Mr. Knauss, Mr. Katz and Ms. Lindsay.

(2) Amounts represent tax payment reimbursements for certain benefits and, for Mr. Bovaird, above-market interest on deferred compensation during Fiscal 2002 and 2003.

(3) Effective January 1, 2003, the Board of Directors of AmeriGas Propane, Inc. approved three phantom performance-contingent restricted Common Unit awards ("Restricted Units") to the Named Executives, other than Messrs. Greenberg and Bovaird, under the 2000 AmeriGas Propane, Inc. Long-Term Incentive Plan. Distribution equivalents will accumulate on the Restricted Units awarded. These distribution equivalents may be leveraged based on performance described below. Each award has a separate performance measurement period as follows: January 1, 2003 through December 31, 2003; January 1, 2003 through December 31, 2004; and January 1, 2003 through December 31, 2005. The performance period for all three awards will end on December 31, 2005. If the recipient ceases to be employed by the General Partner before December 31, 2005, other than by reason of retirement, disability or death, all awards of Restricted Units and distribution equivalents will be forfeited. The performance requirement is that the Partnership's total unitholder return ("TR") during the relevant measurement period equals the median TR of a peer group of publicly traded limited partnerships. The actual amount of the award may be higher or lower than the original grant, or even zero, based on the Partnership's TR percentile rank relative to that of the partnerships in the peer group. The maximum payout potential is 200% of the original award. At the discretion of the General Partner, Restricted Unit awards may be paid out in Common Units, in cash, or in a combination of Units and cash.

         Effective January 1, 2002, the Board of Directors of AmeriGas Propane, Inc. approved Restricted Unit awards to the Named Executives, other than Messrs. Greenberg and Bovaird, under the 2000 AmeriGas Propane, Inc. Long-Term Incentive Plan. Distribution equivalents will accumulate on the Restricted Units awarded. The performance requirement was evidence of AmeriGas' meaningful progress toward the achievement of its strategic objectives during 2002 including the Partnership's acquisition integration, productivity improvement, internal growth, and cash generation goals. The Restricted Units reported for fiscal year 2002 are equal to 85% of the original award based on achievement of goals at that level.

         Effective January 1, 2003, the Board of Directors of UGI approved phantom performance-contingent restricted stock awards ("Restricted Shares") to Messrs. Greenberg and Bovaird under the UGI Corporation 2000 Stock Incentive Plan. Dividend equivalents will accumulate on the Restricted Shares. These dividend equivalents will also be leveraged based on UGI's total shareholder return ("TSR") performance as described below and distributed when the performance period on the Restricted Shares ends on December 31, 2005. If the recipient ceases to be employed by the Company before December 31, 2005, other than by reason of retirement, death or disability, awards of Restricted Shares and dividend equivalents will be forfeited. The performance requirement is that UGI's TSR during the performance period equals the median of a peer group. The peer group is the group of companies that comprises the S&P Utilities Index. The share priced used for determining the TSR at the beginning and the end of the performance period is the average for the 90-day period preceding each December 31st. The actual amount of the award may be higher or lower than the original grant, or even zero, based on UGI's TSR percentile rank relative to the companies in the S&P Utilities Index. The maximum payout potential is 200% of the original award. The maximum number of shares to be issued in respect of awards of Restricted Shares will be the target number of shares originally awarded. All leverage on Restricted Share awards will be paid in cash.

         Effective January 1, 2002, the Board of Directors of UGI approved three Restricted Share awards to Messrs. Greenberg and Bovaird under the UGI Corporation 2000 Stock Incentive Plan. Dividend equivalents will accumulate on the Restricted Shares awarded. These dividend equivalents will also be leveraged based on UGI's TSR performance and distributed when the performance period on the Restricted Shares ends on December 31, 2004. Each award has a separate performance measurement period as follows: January 1, 2002 through December 31, 2002; January 1, 2002 through December 31, 2003; and January 1, 2002 through December 31, 2004. The performance period for all three awards will end on December 31, 2004. If the recipient ceases to be employed by the Company before December 31, 2004, other than by reason of retirement, disability or death, awards of Restricted Shares and dividend equivalents will be forfeited. The performance requirement is that UGI's TSR during the relevant performance measurement period equals the median of a peer group. The peer group is the group of companies that comprises the S&P Utilities Index. The share price used for determining the TSR at the beginning and the end of each performance measurement period is the average price for the 90-day period preceding each December 31st. The actual amount of the award may be higher or lower than the original grant, or even zero, based on UGI's TSR percentile rank relative to the companies in the S&P Utilities Index. The maximum payout potential is 200% of the original award. The maximum number of shares to be issued in respect of awards of Restricted Shares will be the target number of shares originally awarded. All leverage on Restricted Share awards will be paid in cash. Awards of dividend equivalents will be paid in cash.

         The dollar values shown in the restricted stock awards column of the table above for all years represent the aggregate value of each award on the date of grant, determined by multiplying the number of Restricted Units awarded by the closing price of a Common Unit of AmeriGas Partners, or in the case of Messrs. Greenberg and Bovaird, the number of Restricted Shares awarded by the closing price of UGI Common Stock, on the New York Stock Exchange on the effective dates of the respective grants.

         Based on the closing unit price of AmeriGas Partners, L.P. Common Units on the New York Stock Exchange on September 30, 2003, Mr. Bissell's 44,650 Restricted Units had a market value of $1,120,715; Mr. Grady's 25,900 Restricted Units had a market value of $650,090; Mr. Knauss' 14,050 Restricted Units had a market value of $352,655; Ms. Lindsay's 11,550 Restricted Units had a market value of $289,905; and Mr. Katz's 11,350 Restricted Units had a market value of $284,885. Based on the closing stock price of UGI Common Stock on the New York Stock Exchange on September 30, 2003, Mr. Greenberg's 231,000 Restricted Shares had a market value of $6,682,830. Mr. Bovaird's Restricted Shares were forfeited on September 30, 2003.

(4) The amounts represent contributions by the General Partner or UGI in accordance with the provisions of the AmeriGas Propane, Inc. Employee 401(k) Savings Plan (the "AmeriGas Employee Savings Plan"), the UGI Utilities, Inc. Employee 401(k) Savings Plan (the "UGI Employee Savings Plan"), allocations under the UGI Corporation Senior Executive Retirement Plan (the "UGI Executive Retirement Plan"), and/or allocations under the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan (the "AmeriGas Executive Retirement Plan"). During fiscal years 2003, 2002 and 2001, the following contributions were made to the Named Executives: (i) under the AmeriGas Employee Savings Plan:
         Mr. Bissell, $8,541, $4,957, and $7,576; Mr. Grady, $10,991, $3,953 and
         $8,509; Mr. Knauss, $10,029, $4,506 and $8,666; Ms. Lindsay, $10,192,
         $4,687 and $8,403; Mr. Katz, $10,064, $4,730 and $8,484; (ii) under the
         UGI Employee Savings Plan: Mr. Greenberg, $4,500, $3,825 and $3,825; and Mr. Bovaird, $4,500, $3,825, and $3,825; (iii) under the UGI Executive Retirement Plan: Mr. Greenberg, $24,257, $24,208 and $17,114; and Mr. Bovaird, $3,092, $3,586 and $2,287; (iv) as a result of his resignation effective September 30, 2003, Mr. Bovaird received $277,086 under the UGI Severance Pay Plan for Senior Executives; (v) under the AmeriGas Executive Retirement Plan: Mr. Bissell, $51,736, $37,760 and $48,072; Mr. Grady, $26,866, $21,591 and $25,916; Mr. Knauss, $17,317,
         $14,611 and $17,993; Ms. Lindsay, $16,582, $13,890 and $18,555; and Mr.
         Katz, $16,224, $13,278, and $16,719.

(5) Compensation reported for Messrs. Greenberg and Bovaird is attributable to their respective positions of Chairman, President and Chief Executive Officer, and Vice President and General Counsel of UGI Corporation. Mr. Bovaird resigned on September 30, 2003. Compensation for these individuals is also reported in the UGI Proxy Statement for the 2004 Annual Meeting of Shareholders and is not additive. The General Partner does not compensate Mr. Greenberg or Mr. Bovaird.

OPTION EXERCISES IN LAST FISCAL YEAR

The following table shows information on UGI stock option exercises in the last fiscal year for each of the Named Executives.

                 UGI STOCK OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                             NUMBER OF SECURITIES
                                                            UNDERLYING UNEXERCISED             VALUE OF UNEXERCISED
                                                                  OPTIONS AT                   IN-THE-MONEY OPTIONS
                                                              FISCAL YEAR END (#)              AT FISCAL YEAR END (2)
------------------------------------------------------------------------------------------------------------------------
                             SHARES
                            ACQUIRED
                               ON
                            EXERCISE        VALUE
          NAME                 (#)       REALIZED (1)    EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------
Eugene V. N. Bissell         43,500      $  755,168        23,876          87,500           $  241,270      $  498,046
----------------------------------------------------------------------------------------------------------------------
Lon R. Greenberg            300,000      $4,748,335       660,000         300,000           $9,664,425      $1,707,600
----------------------------------------------------------------------------------------------------------------------
R. Paul Grady                51,000      $  818,112             0          45,000           $        0      $  256,140
----------------------------------------------------------------------------------------------------------------------
Brendan P. Bovaird           25,000      $  445,528        55,251          36,250           $  763,891      $  206,335
----------------------------------------------------------------------------------------------------------------------
Robert H. Knauss             22,500      $  306,728         4,001          20,000           $   34,124      $  113,836
----------------------------------------------------------------------------------------------------------------------
Martha B. Lindsay                 0      $        0        26,501          20,000           $  375,674      $  113,836
----------------------------------------------------------------------------------------------------------------------
William D. Katz               6,000      $   81,500        13,001          20,000           $  170,744      $  113,836
----------------------------------------------------------------------------------------------------------------------

(1) Value realized is calculated on the difference between the option exercise price and the closing market price of UGI's Common Stock on the date of exercise multiplied by the number of shares to which the exercise relates.

(2) The closing price of UGI's Common Stock as reported on the New York Stock Exchange Composite tape on September 30, 2003 was $28.93 and is used in calculating the value of unexercised options.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table shows information on grants of UGI stock options during fiscal year 2003 to each of the Named Executives.

                      OPTION GRANTS IN LAST FISCAL YEAR (1)

                                                                                                       GRANT DATE
                                         INDIVIDUAL GRANTS                                                VALUE
-------------------------------------------------------------------------------------------------------------------
                              NUMBER OF
                              SECURITIES      % OF TOTAL
                              UNDERLYING     OPTIONS GRANTED                                             GRANT DATE
                                OPTIONS      TO EMPLOYEES IN       EXERCISE                               PRESENT
          NAME                  GRANTED      FISCAL YEAR (2)    OR BASE PRICE   EXPIRATION DATE          VALUE (3)
-------------------------------------------------------------------------------------------------------------------
Eugene V. N. Bissell            52,500            8.05%           $25.13          12/31/2012             $141,750
-------------------------------------------------------------------------------------------------------------------
Lon R. Greenberg               180,000           27.59%           $25.13          12/31/2012             $486,000
-------------------------------------------------------------------------------------------------------------------
R. Paul Grady                   27,000            4.14%           $25.13          12/31/2012             $ 72,900
-------------------------------------------------------------------------------------------------------------------
Brendan P. Bovaird              21,750            3.33%           $25.13          12/31/2012             $ 58,725
-------------------------------------------------------------------------------------------------------------------
Robert H. Knauss                12,000            1.84%           $25.13          12/31/2012             $ 32,400
-------------------------------------------------------------------------------------------------------------------
Martha B. Lindsay               12,000            1.84%           $25.13          12/31/2012             $ 32,400
-------------------------------------------------------------------------------------------------------------------
William D. Katz                 12,000            1.84%           $25.13          12/31/2012             $ 32,400
-------------------------------------------------------------------------------------------------------------------

(1)      Option grants reflect 3-for-2 stock split effective April 1, 2003.

(2) A total of 652,500 options were granted to employees and executive officers of UGI and its subsidiaries, including the General Partner, during fiscal year 2003 under the UGI 1997 Stock Option and Dividend Equivalent Plan, the UGI 2000 Stock Incentive Plan and the UGI 2002 Non-Qualified Stock Option Plan. Under each Plan, the option exercise price is not less than 100% of the fair market value of UGI's Common Stock on the effective date of the grant. These options become exercisable in three equal annual installments beginning on the first anniversary of the grant date. All options are nontransferable and generally exercisable only while the optionee is employed by UGI or an affiliate, with exceptions for exercise following retirement, disability and death. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI's Common Stock.

(3) Based on the Black-Scholes options pricing model. The assumptions used in calculating the grant date present value are as follows:

         - Three years of closing monthly stock price and dividend observations were used to calculate the stock volatility and dividend yield assumptions.

         -        Stock volatility                                        21.56%

         -        Stock's dividend yield                                   6.08%

         -        Length of option term                                 10 years

         -        Annualized risk-free interest rate                       4.23%

         -        Discount of risk of forfeiture                     3% per year

         All options were granted at fair market value. The actual value, if any, the executive may realize will depend on the excess of the stock price on the date the option is exercised over the exercise price. There is no assurance that the value realized by the executive will be at or near the value estimated by the Black-Scholes model.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information as of the end of the Partnership's 2003 fiscal year with respect to compensation plans under which equity securities of the Partnership are authorized for issuance.

                                                                                       NUMBER OF SECURITIES
                                                                                       REMAINING AVAILABLE
                                                                                       FOR FUTURE ISSUANCE
                              NUMBER OF SECURITIES TO          WEIGHTED AVERAGE            UNDER EQUITY
                              BE ISSUED UPON EXERCISE         EXERCISE PRICE OF          COMPENSATION PLANS
                              OF OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
                                WARRANTS AND RIGHTS          WARRANTS AND RIGHTS      REFLECTED IN COLUMN (a))
       PLAN CATEGORY                   (a)                           (b)                         (c)
--------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security                   171,086                          0                       328,914
holders (1)
--------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security                     0                          0                             0
holders
--------------------------------------------------------------------------------------------------------------
TOTAL                                  171,086                          0                       328,914
--------------------------------------------------------------------------------------------------------------

(1) These plans include the AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan and the AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees.

RETIREMENT BENEFITS

         The following Pension Plan Benefits Table shows the annual benefits payable upon retirement to Messrs. Greenberg and Bovaird under the Retirement Income Plan for Employees of UGI Utilities, Inc. (the "Retirement Plan") and the UGI Corporation Supplemental Executive Retirement Plan. The amounts shown assume the executive retires in 2003 at age 65, and that the aggregate benefits are not subject to statutory maximums. Messrs. Greenberg and Bovaird had, respectively, 23 years and 8 years of credited service under these Plans at September 30, 2003. Messrs Bissell, Knauss and Grady previously accumulated more than 6, 12 and 5 years of credited service with UGI and its subsidiaries before joining AmeriGas Propane, Inc. Messrs. Bissell and Grady do not currently participate in the Retirement Plan.

                           PENSION PLAN BENEFITS TABLE

            ANNUAL PLAN BENEFIT FOR YEARS CREDITED SERVICE SHOWN (2)

FINAL 5-YEAR
AVERAGE ANNUAL        5              10            15           20            25           30             35              40
 EARNINGS (1)       YEARS          YEARS         YEARS         YEARS         YEARS        YEARS          YEARS           YEARS
---------------------------------------------------------------------------------------------------------------------------------
$  200,000        $   19,000    $   38,000    $   57,000    $   76,000    $   95,000    $  114,000    $  133,000    $  136,800(3)
---------------------------------------------------------------------------------------------------------------------------------
$  400,000        $   38,000    $   76,000    $  114,000    $  152,000    $  190,000    $  228,000    $  266,000    $  273,600(3)
---------------------------------------------------------------------------------------------------------------------------------
$  600,000        $   57,000    $  114,000    $  171,000    $  228,000    $  285,000    $  342,000    $  399,000    $  410,400(3)
---------------------------------------------------------------------------------------------------------------------------------
$  800,000        $   76,000    $  152,000    $  228,000    $  304,000    $  380,000    $  456,000    $  532,000    $  547,200(3)
---------------------------------------------------------------------------------------------------------------------------------
$1,000,000        $   95,000    $  190,000    $  285,000    $  380,000    $  475,000    $  570,000    $  665,000    $  684,000(3)
---------------------------------------------------------------------------------------------------------------------------------
$1,200,000        $  114,000    $  228,000    $  342,000    $  456,000    $  570,000    $  684,000    $  798,000    $  820,800(3)
---------------------------------------------------------------------------------------------------------------------------------
$1,400,000        $  133,000    $  266,000    $  399,000    $  532,000    $  665,000    $  798,000    $  931,000    $  957,600(3)
---------------------------------------------------------------------------------------------------------------------------------
$1,600,000        $  152,000    $  304,000    $  456,000    $  608,000    $  760,000    $  912,000    $1,064,000    $1,094,400(3)
---------------------------------------------------------------------------------------------------------------------------------
$1,800,000        $  171,000    $  342,000    $  513,000    $  684,000    $  855,000    $1,026,000    $1,197,000    $1,231,200(3)
---------------------------------------------------------------------------------------------------------------------------------
$2,000,000        $  190,000    $  380,000    $  570,000    $  760,000    $  950,000    $1,140,000    $1,330,000    $1,368,000(3)
---------------------------------------------------------------------------------------------------------------------------------

(1) Consists of (i) base salary, commissions and cash payments under the Annual Bonus Plan, and (ii) deferrals thereof permitted under the Internal Revenue Code.

(2) Annual benefits are computed on the basis of straight life annuity amounts. These amounts include pension benefits, if any, to which a participant may be entitled as a result of participation in a pension plan of a subsidiary during previous periods of employment. The amounts shown do not take into account exclusion of up to 35% of the estimated primary Social Security benefit. The Retirement Plan provides a minimum benefit equal to 25% of a participant's final 12-months' earnings, reduced proportionately for less than 15 years of credited service at retirement. The minimum Retirement Plan benefit is not subject to Social Security offset.

(3) The maximum benefit under the Retirement Plan and the UGI Supplemental Executive Retirement Plan is equal to 60% of a participant's highest consecutive 12 months' earnings during the last 120 months.

SEVERANCE PAY PLAN FOR SENIOR EXECUTIVE EMPLOYEES

         Named Executives Employed by UGI Corporation. The UGI Corporation Senior Executive Employee Severance Pay Plan (the "UGI Severance Plan") assists certain senior level employees of UGI, including Messrs. Greenberg and Bovaird, in the event their employment is terminated without fault on their part. Benefits are payable to a senior executive covered by the UGI Severance Plan if the senior executive's employment is involuntarily terminated for any reason other than for cause or as a result of the senior executive's death or disability.

         The UGI Severance Plan provides for cash payments equal to a participant's compensation for a period of time ranging from 3 months to 15 months (30 months in the case of Mr. Greenberg), depending on length of service. In addition, a participant receives the cash equivalent of his or her target bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year. However, if the termination occurs in the last two months of the fiscal year, the Chief Executive Officer has the discretion to determine whether the participant will receive a pro-rated target bonus, or the actual annual bonus which would have been paid after the end of the fiscal year, assuming that the participant's entire bonus was contingent on meeting the applicable financial performance goal. Certain employee benefits are continued under the Plan for a period of up to 15 months (30 months in the case of Mr. Greenberg). UGI has the option to pay a participant the cash equivalent of those employee benefits.

         In order to receive benefits under the UGI Severance Plan, a senior executive is required to execute a release which discharges UGI and its subsidiaries from liability for any claims the senior executive may have against any of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with UGI or its subsidiaries. The senior executive is also required to cooperate in attending to matters pending at the time of his or her termination of employment.

         Named Executives Employed by AmeriGas Propane. The AmeriGas Propane, Inc. Executive Employee Severance Pay Plan (the "AmeriGas Severance Plan") assists certain senior level employees of the General Partner including Messrs. Bissell, Grady, Katz, Knauss and Ms. Lindsay in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the AmeriGas Severance Plan if the senior executive's employment is involuntarily terminated for any reason other than for cause or as a result of the senior executive's death or disability.

         The AmeriGas Severance Plan provides for cash payments equal to a participant's compensation for three months (6 months in the case of the Chief Executive Officer). In addition, a participant receives the cash equivalent of his or her target bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year. However, if the termination occurs in the last two months of the fiscal year, the Chief Executive Officer has the discretion to determine whether the participant will receive a pro-rated target bonus, or the actual annual bonus which would have been paid after the end of the fiscal year, assuming that the participant's entire bonus was contingent on meeting the applicable financial performance goal. The Plan also provides for separation pay equal to one day's pay per month of service, not to exceed 12 months' compensation. Minimum separation pay ranges from six to twelve months' base salary, depending on the executive's employment grade. Certain employee benefits are continued under the Plan for a period not exceeding 15 months (18 months in the case of the Chief Executive Officer). This period is called the "Employee Benefit Period." The General Partner has the option to pay a participant the cash equivalent of those employee benefits.

         In order to receive benefits under the AmeriGas Severance Plan, a senior executive is required to execute a release which discharges the General Partner and its affiliates from liability for any claims the senior executive may have against any of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with the General Partner or its affiliates. The senior executive is also required to cooperate in attending to matters pending at the time of his or her termination of employment.

CHANGE OF CONTROL ARRANGEMENTS

         Named Executives Employed By UGI Corporation. Mr. Greenberg has an agreement with UGI Corporation (the "Agreement") which provides certain benefits in the event of a change of control. The Agreements operate independently of the UGI Severance Plan, continue through

July 2004, and are automatically extended in one-year increments thereafter unless, prior to a change of control, UGI terminates an Agreement. In the absence of a change of control, each Agreement will terminate when, for any reason, the executive terminates his or her employment with UGI or its subsidiaries.

         A change of control is generally deemed to occur if: (i) any person (other than the executive, his or her affiliates and associates, UGI or any of its subsidiaries, any employee benefit plan of UGI or any of its subsidiaries, or any person or entity organized, appointed, or established by UGI or its subsidiaries for or pursuant to the terms of any such employee benefit plan), together with all affiliates and associates of such person, acquires securities representing 20% or more of either (x) the then outstanding shares of common stock of UGI or (y) the combined voting power of UGI's then outstanding voting securities; (ii) individuals who at the beginning of any 24-month period constitute the Board of Directors (the "Incumbent Board") and any new director whose election by the Board, or nomination for election by UGI's shareholders, was approved by a vote of at least a majority of the Incumbent Board, cease for any reason to constitute a majority thereof; (iii) UGI is reorganized, merged or consolidated with or into, or sells all or substantially all of its assets to, another corporation in a transaction in which former shareholders of UGI do not own more than 50% of the outstanding common stock and the combined voting power, respectively, of the then outstanding voting securities of the surviving or acquiring corporation after the transaction; or (iv) UGI is liquidated or dissolved.

         Severance benefits are payable under the Agreements if there is a termination of the executive's employment without cause at any time within three years after a change of control. In addition, following a change of control, the executive may elect to terminate his or her employment without loss of severance benefits in certain specified contingencies, including termination of officer status; a significant adverse change in authority, duties, responsibilities or compensation; the failure of UGI to comply with and satisfy any of the terms of the Agreement; or a substantial relocation or excessive travel requirements.

         An executive who is terminated with rights to severance compensation under an Agreement will be entitled to receive an amount equal to 1.0 or 1.5 (2.5 in the case of Mr. Greenberg) times his or her average total cash remuneration for the preceding five calendar years. If the severance compensation payable under the Agreement, either alone or together with other payments to an executive, would constitute "excess parachute payments," as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), the executive will also receive an amount to satisfy the executive's additional tax burden.

         Named Executives Employed by the General Partner. Messrs. Bissell, Grady, Katz, Knauss and Ms. Lindsay each have an agreement with the General Partner (the "Agreement") which provides certain benefits in the event of a change of control. The Agreements operate independently of the AmeriGas Severance Plan, continue through July 2004, and are automatically extended in one-year increments thereafter unless, prior to a change of control, the General Partner terminates an Agreement. In the absence of a change of control, each Agreement will terminate when, for any reason, the executive terminates his or her employment with the General Partner or any of its subsidiaries.

         A change of control is generally deemed to occur if: (i) a change of control of UGI, as defined above, occurs, (ii) the General Partner, AmeriGas Partners or the Operating Partnership is reorganized, merged or consolidated with or into, or sells all or substantially all of its assets to, another corporation or partnership in a transaction in which the former shareholders of the General Partner, or former limited partners, as the case may be, do not own more than 50% of the outstanding common stock and combined voting power, or the outstanding common units of such partnership, after the transaction, (iii) the General Partner, AmeriGas Partners or the Operating Partnership is liquidated or dissolved, (iv) UGI and its subsidiaries fail to own more than fifty percent of the general partnership interests of AmeriGas Partners or the Operating Partnership, (v) UGI and its subsidiaries fail to own more than fifty percent of the combined voting power of the General Partner's then outstanding voting securities, or (vi) AmeriGas Propane, Inc. is removed as the general partner of AmeriGas Partners by vote of the limited partners, or AmeriGas Propane, Inc. is removed as the general partner of AmeriGas Partners or the Operating Partnership as a result of judicial or administrative proceedings.

         Severance benefits are payable under the Agreements if there is a termination of the executive's employment without cause at any time within three years after a change of control. In addition, following a change of control, the executive may elect to terminate his or her employment without loss of severance benefits in certain specified contingencies, including termination of officer status; a significant adverse change in authority, duties, responsibilities or compensation; the failure of the General Partner to comply with and satisfy any of the terms of the Agreement; or a substantial relocation or excessive travel requirements.

         An executive who is terminated with rights to severance compensation under an Agreement will be entitled to receive an amount equal to 1.0 (1.5 in the case of Mr. Bissell) times his or her average total cash remuneration for the preceding five calendar years. If the severance compensation payable under the Agreement, either alone or together with other payments to an executive, would constitute "excess parachute payments," as defined in Section 280G of the Code, the executive will also receive an amount to satisfy the executive's additional tax burden.

BOARD OF DIRECTORS

         Officers of the General Partner receive no additional compensation for service on the Board of Directors or on any Committee of the Board. For fiscal year 2003, the General Partner paid an annual retainer of $22,000 to all other directors and an attendance fee of $1,000 for each Board meeting. For service on Committees, the General Partner paid an annual retainer of (1) $5,000 to members of the Audit Committee and (2) $2,000 to each Committee Chairman. Directors were paid an attendance fee of $1,000 for each Committee meeting. The Directors are also offered employee rates on propane purchases. The General Partner reimburses directors for expenses incurred by them (such as travel expenses) in serving on the Board and Committees. The General Partner determines all expenses allocable to the Partnership, including expenses allocable to the services of directors.

COMPENSATION/PENSION COMMITTEE

         The members of the General Partner's Compensation/Pension Committee are Richard C. Gozon (Chairman), Thomas F. Donovan and William J. Marrazzo.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

OWNERSHIP OF LIMITED PARTNERSHIP UNITS BY CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information regarding each person known by the Partnership to have been the beneficial owner of more than 5% of the Partnership's voting securities representing limited partner interests as of December 1, 2003. AmeriGas Propane, Inc. is the sole general partner of the Partnership.

                                                                 AMOUNT AND
                                                                 NATURE OF
                                                                 BENEFICIAL
                               NAME AND ADDRESS (1)             OWNERSHIP OF     PERCENT
       TITLE OF CLASS          OF BENEFICIAL OWNER            PARTNERSHIP UNITS  OF CLASS
-----------------------------------------------------------------------------------------
Common Units                   UGI Corporation                24,525,004 (2)      47.0%
                               AmeriGas, Inc.                 24,525,004 (3)      47.0%
                               AmeriGas Propane, Inc.         24,525,004 (4)      47.0%
                               Petrolane Incorporated          7,839,911 (4)      15.0%
----------------------------------------------------------------------------------------

(1) The address of each of UGI, AmeriGas, Inc., AmeriGas Propane, Inc. and Petrolane Incorporated is 460 North Gulph Road, King of Prussia, PA 19406.

(2) Based on the number of units held by its indirect, wholly-owned subsidiaries, Petrolane Incorporated ("Petrolane") and AmeriGas Propane, Inc.

(3) Based on the number of units held by its direct and indirect, wholly-owned subsidiaries, AmeriGas Propane, Inc. and Petrolane.

(4) AmeriGas Propane, Inc.'s beneficial ownership includes 7,839,911 Common Units held by its subsidiary, Petrolane. Beneficial ownership of those Common Units is shared with UGI Corporation and AmeriGas, Inc.

OWNERSHIP OF PARTNERSHIP COMMON UNITS BY THE DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

         The table below sets forth as of October 31, 2003 the beneficial ownership of Partnership Common Units by each director and each of the Named Executives currently serving the General Partner, as well as by the directors and all of the executive officers of the General Partner as a group. No director, Named Executive or executive officer beneficially owns more than 1% of the Partnership's Common Units. The total number of Common Units beneficially owned by the directors and executive officers of the General Partner as a group represents less than 1% of the Partnership's outstanding Common Units.

                                                                     AMOUNT AND NATURE OF
                      NAME OF                                      BENEFICIAL OWNERSHIP OF
                  BENEFICIAL OWNER                               PARTNERSHIP COMMON UNITS (1)
---------------------------------------------------------------------------------------------
Lon R. Greenberg                                                             6,500(2)
---------------------------------------------------------------------------------------------
Thomas F. Donovan                                                            1,000
---------------------------------------------------------------------------------------------
Richard C. Gozon                                                             5,000
---------------------------------------------------------------------------------------------
James W. Stratton                                                            1,000(3)
---------------------------------------------------------------------------------------------
Stephen A. Van Dyck                                                          1,000
---------------------------------------------------------------------------------------------
Roger B. Vincent                                                             6,000
---------------------------------------------------------------------------------------------
William J. Marrazzo                                                            500(4)
---------------------------------------------------------------------------------------------
Eugene V. N. Bissell                                                        12,750(5)
---------------------------------------------------------------------------------------------
Robert H. Knauss                                                             7,875
---------------------------------------------------------------------------------------------
Martha B. Lindsay                                                            5,488(6)
---------------------------------------------------------------------------------------------
William D. Katz                                                              7,875
---------------------------------------------------------------------------------------------
Directors and executive officers as a group (14                             62,113
persons)
---------------------------------------------------------------------------------------------

(1)      Sole voting and investment power unless otherwise specified.

(2)      Of the Units shown, 4,500 are held by Mr. Greenberg's adult children.

(3)      Mr. Stratton's Units are held jointly with his spouse.

(4)      Mr. Marrazzo's Units are held jointly with his spouse.

(5)      Mr. Bissell's Units are held jointly with his spouse.

(6) Of the Units shown for Ms. Lindsay, 400 are held jointly with her children.

         The General Partner is a wholly owned subsidiary of AmeriGas, Inc. which is a wholly owned subsidiary of UGI. The table below sets forth, as of October 31, 2003, the beneficial ownership of UGI Common Stock by each director and each of the Named Executives, as well as by the directors and the executive officers of the General Partner as a group. Including the number of shares of stock underlying exercisable options, Mr. Greenberg is the beneficial owner of approximately 2% of UGI's Common Stock. All other directors, Named Executives and executive officers own less than 1% of UGI's outstanding shares. The total number of shares beneficially owned by the directors and executive officers as a group (including 840,032 shares subject to exercisable options), represents approximately 3% of UGI's outstanding shares.

                                               NUMBER OF UGI SHARES
                                                   AND NATURE OF
                                               BENEFICIAL OWNERSHIP            NUMBER OF
                 NAME OF                             EXCLUDING              EXERCISABLE UGI
            BENEFICIAL OWNER                 UGI STOCK OPTIONS (1)(2)        STOCK OPTIONS             TOTAL
--------------------------------------------------------------------------------------------------------------
Lon R. Greenberg                                  158,902    (3)                 660,000              828,407
--------------------------------------------------------------------------------------------------------------
Thomas F. Donovan                                  13,474    (2)                  12,000               25,474
--------------------------------------------------------------------------------------------------------------
Richard C. Gozon                                   41,256    (2)                  29,700               70,956
--------------------------------------------------------------------------------------------------------------
James W. Stratton                                  28,090 (2)(4)                  29,700               57,790
--------------------------------------------------------------------------------------------------------------
Stephen A. Van Dyck                                     0                              0                    0
--------------------------------------------------------------------------------------------------------------
Roger B. Vincent                                        0                              0                    0
--------------------------------------------------------------------------------------------------------------
William J. Marrazzo                                     0                              0                    0
--------------------------------------------------------------------------------------------------------------
Eugene V.N. Bissell                                56,190    (5)                  23,876               80,066
--------------------------------------------------------------------------------------------------------------
Robert H. Knauss                                    6,756                          4,001               10,757
--------------------------------------------------------------------------------------------------------------
Martha B. Lindsay                                   8,917    (6)                  26,501               35,418
--------------------------------------------------------------------------------------------------------------
William D. Katz                                    13,755    (7)                  13,001               26,756
--------------------------------------------------------------------------------------------------------------
Directors  and  executive  officers  as a
group (14 persons)                                351,834                        840,032            1,191,866
--------------------------------------------------------------------------------------------------------------

(1)      Sole voting and investment power unless otherwise specified.

(2) Included in the number of shares shown are Deferred Units ("Units") acquired through the UGI Corporation 1997 Directors' Equity Compensation Plan, Amended and Restated as of April 29, 2003. Units are neither actual shares nor other securities, but each Unit will be converted to one share of UGI common stock and paid out to directors upon their retirement or termination of service. The number of Units included for the directors is as follows: Messrs. Donovan (6,494), Gozon (30,452) and Stratton (21,786).

(3) Mr. Greenberg holds 132,330 shares jointly with his spouse and 9,505 shares are represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan.

(4)      Mr. Stratton holds 6,304 shares jointly with his spouse.

(5)      Mr. Bissell holds these shares jointly with his spouse.

(6) Of the shares shown for Ms. Lindsay, 750 are held jointly with her children.

(7) Mr. Katz holds 1,990 shares jointly with his spouse and 3,589 shares are represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partner employs persons responsible for managing and operating the Partnership. The Partnership reimburses the General Partner for the direct and indirect costs of providing these services, including all compensation and benefit costs. For fiscal year 2003, these costs totaled approximately $284.0 million.

         The Operating Partnership has a revolving line of credit up to a maximum of $20 million from the General Partner available until October 15, 2006, the termination date of the Revolving Credit Facility. Any loans under this agreement will be unsecured and subordinated to all senior debt of the Operating Partnership. The commitment fees for this line of credit are computed on the same basis as the facility fees under the Revolving Credit Facility, and totaled $70,972 in fiscal year 2003. Interest rates are based on one-month offshore interbank borrowing rates. The interest rate for a recent Credit Facility borrowing from October 24, 2002 to October 25, 2002 was 4.75%. See Note 6 to the Partnership's Consolidated Financial Statements, which are filed as an exhibit to this report.

         The Partnership and the General Partner also have extensive, ongoing relationships with UGI and its affiliates. UGI performs certain financial and administrative services for the General Partner on behalf of the Partnership. UGI does not receive a fee for such services, but is reimbursed for all direct and indirect expenses incurred in connection with providing these services, including all compensation and benefit costs. A wholly owned subsidiary of UGI provides the Partnership with excess automobile liability insurance with limits of $500,000 per occurrence and in the aggregate excess of $500,000 per occurrence. Another wholly owned subsidiary of UGI leases office space to the General Partner for its headquarters staff. In addition, a UGI master policy provides accidental death and business travel and accident insurance coverage for employees of the General Partner. The General Partner is billed directly by the insurer for this coverage. As discussed under "Business--Trade Names; Trade and Service Marks," UGI and the General Partner have licensed the trade names "AmeriGas" and "America's Propane Company" and the related service marks and trademark to the Partnership on a royalty-free basis. Finally, the Partnership obtains management information services from the General Partner, and reimburses the General Partner for its direct and indirect expenses related to those services. The rental payments and insurance premiums charged to the Partnership by UGI and its affiliates are comparable to amounts charged by unaffiliated parties. In fiscal year 2003, the Partnership paid UGI and its affiliates, including the General Partner, approximately $10 million for the services and expense reimbursements referred to in this paragraph.

         The Partnership purchases propane on behalf of Atlantic Energy, Inc. ("Atlantic Energy"), a 50% owned joint venture with Conoco, Inc. Atlantic Energy reimburses AmeriGas OLP for its purchases plus interest at the rate of 8% as Atlantic Energy sells such propane to third parties or to the Partnership itself. The total dollar value of propane purchased on behalf of Atlantic Energy was $17.2 million and $11.4 million in fiscal years 2003 and 2002, respectively. Purchases of propane by AmeriGas OLP from Atlantic Energy during fiscal years 2003 and 2002 totaled $23.9 million and $12.1 million, respectively.

         AmeriGas OLP also provides other services to Atlantic Energy including marketing, billing, accounting, insurance and other administrative services and is reimbursed for the related costs. In addition, AmeriGas OLP enters into product cost hedging contracts on behalf of Atlantic Energy. When these contracts are settled, AmeriGas OLP is reimbursed the cost of any losses by, or distributes the proceeds of any gains to, Atlantic Energy. Conoco Inc. has agreed to indemnify AmeriGas OLP for one-half of any losses arising from its hedging activities on behalf of Atlantic Energy to the extent that AmeriGas OLP is not indemnified for such losses by Atlantic Energy.

         The highest amounts due from Atlantic Energy during fiscal year 2003 and at November 30, 2003 were $12.3 million and $1.2 million, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The aggregate fees billed by PricewaterhouseCoopers LLP, the Partnership's independent public accountants, in fiscal 2003 were as follows:

         AUDIT FEES

         For professional services rendered for (1)
the audit of the annual consolidated financial
statements of the Partnership and its subsidiaries,
and (2) the reviews of the interim financial
statements included in the Quarterly Reports on
Form 10-Q of the Partnership ...............................   $310,000

AUDIT RELATED FEES

         For professional services rendered for (1)
the audit of employee benefit plans of the
Partnership, and (2) in connection with securities
offerings by the Partnership ...............................   $134,446

TAX FEES

         For professional services rendered for
preparation of Substitute Schedule K-l forms for
unitholders of AmeriGas Partners, L.P. .....................   $332,000

TOTAL FEES .................................................   $776,446

         In the course of its meetings, the Audit Committee considered whether the provision by PricewaterhouseCoopers LLP of the professional services described under "All Other Fees" is compatible with PricewaterhouseCoopers LLP's independence.

PART IV: ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      DOCUMENTS FILED AS PART OF THIS REPORT:

         (1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

             The financial statements and financial statement schedules incorporated by reference or included in this report are listed in the accompanying Index to Financial Statements and Financial Statement Schedules set forth on pages F-2 and F-3 of this report, which is incorporated herein by reference.

             NOTICE REGARDING ARTHUR ANDERSEN LLP

             Arthur Andersen LLP audited our consolidated financial statements for the three years in the period ended September 30, 2001, and issued a report thereon dated November 16, 2001. Arthur Andersen LLP has not reissued its report or consented to the incorporation by reference of such report into the Partnership's prospectuses for the offer and sale of Common Units and debt securities. On June 15, 2002, Arthur Andersen LLP was convicted of obstruction of justice by a federal jury in Houston, Texas in connection with Arthur Andersen LLP's work for Enron Corp. On September 15, 2002, a federal judge upheld this conviction. Arthur Andersen LLP ceased its audit practice before the SEC on August 31, 2002. Effective May 21, 2002, we terminated the engagement of Arthur Andersen LLP as our independent accountants and engaged PricewaterhouseCoopers LLP to serve as our independent accountants for the fiscal year ending September 30, 2002. Because of the circumstances currently affecting Arthur Andersen LLP, as a practical matter it may not be able to satisfy any claims arising from the provision of auditing services to us, including claims available to security holders under federal and state securities laws.

         (3) LIST OF EXHIBITS:

             The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

                           INCORPORATION BY REFERENCE

----------------------------------------------------------------------------------------------------------------
  EXHIBIT NO.                         EXHIBIT                        REGISTRANT         FILING           EXHIBIT
----------------------------------------------------------------------------------------------------------------
      2.1         Merger and Contribution Agreement among             AmeriGas       Registration         10.21
                  AmeriGas Partners, L.P., AmeriGas Propane,       Partners, L.P.    Statement on
                  L.P., New AmeriGas Propane, Inc., AmeriGas                         Form S-4 (No.
                  Propane, Inc., AmeriGas Propane-2, Inc., Cal                         33-92734)
                  Gas Corporation of America, Propane Transport,
                  Inc. and NORCO Transportation Company
----------------------------------------------------------------------------------------------------------------

                           INCORPORATION BY REFERENCE

----------------------------------------------------------------------------------------------------------------
  EXHIBIT NO.                         EXHIBIT                        REGISTRANT         FILING           EXHIBIT
----------------------------------------------------------------------------------------------------------------
      2.2         Conveyance and Contribution Agreement among         AmeriGas       Registration         10.22
                  AmeriGas Partners, L.P., AmeriGas Propane,       Partners, L.P.    Statement on
                  L.P. and Petrolane Incorporated                                    Form S-4 (No.
                                                                                       33-92734)
----------------------------------------------------------------------------------------------------------------
      3.1         Second Amended and Restated Agreement of            AmeriGas         Form 8-K             1
                  Limited Partnership of AmeriGas Partners, L.P.   Partners, L.P.      (9/30/00)
                  dated as of September 30, 2000
----------------------------------------------------------------------------------------------------------------
      3.2         Certificate of Incorporation of AmeriGas            AmeriGas       Registration          3.3
                  Finance Corp.                                    Partners, L.P.    Statement on
                                                                                     Form S-4 (No.
                                                                                       33-92734)
----------------------------------------------------------------------------------------------------------------
      3.3         Certificate of Incorporation of AmeriGas Eagle      AmeriGas       Registration          3.2
                  Finance Corp.                                    Partners, L.P.    Statement on
                                                                                     Form S-4 (No.
                                                                                      333-72986)
----------------------------------------------------------------------------------------------------------------
      3.4         Certificate of Incorporation of AP Eagle            AmeriGas       Registration          3.3
                  Finance Corp.                                    Partners, L.P.    Statement on
                                                                                     Form S-4 (No.
                                                                                      333-72986)
----------------------------------------------------------------------------------------------------------------
      3.5         Bylaws of AmeriGas Finance Corp.                    AmeriGas       Registration          3.4
                                                                   Partners, L.P.    Statement on
                                                                                     Form S-4 (No.
                                                                                       33-92734)
----------------------------------------------------------------------------------------------------------------
      3.6         By-Laws of AmeriGas Eagle Finance Corp.             AmeriGas       Registration          3.4
                                                                   Partners, L.P.    Statement on
                                                                                     Form S-3 (No.
                                                                                      333-72986)
----------------------------------------------------------------------------------------------------------------
      3.7         By-Laws of AP Eagle Finance Corp.                   AmeriGas       Registration          3.5
                                                                   Partners, L.P.    Statement on
                                                                                     Form S-3 (No.
                                                                                      333-72986)
----------------------------------------------------------------------------------------------------------------
      3.8         Amended and Restated Agreement of Limited           AmeriGas         Form 10-K           3.8
                  Partnership of AmeriGas Eagle Propane, L.P.       Partner, L.P.      (9/30/01)
                  dated July 19, 1999
----------------------------------------------------------------------------------------------------------------

                           INCORPORATION BY REFERENCE

----------------------------------------------------------------------------------------------------------------
  EXHIBIT NO.                         EXHIBIT                        REGISTRANT         FILING           EXHIBIT
----------------------------------------------------------------------------------------------------------------
      3.9         Amended and Restated Agreement of Limited           AmeriGas         Form 10-K           3.9
                  Partnership of AmeriGas Propane, L.P. dated as   Partners, L.P.      (9/30/01)
                  of April 12, 1995
----------------------------------------------------------------------------------------------------------------
       4          Instruments defining the rights of security
                  holders, including indentures. (The Partnership
                  agrees to furnish to the Commission upon request
                  a copy of any instrument defining the rights of
                  holders of long-term debt not required to be filed
                  pursuant to Item 601(b)(4) of Regulation S-K)
----------------------------------------------------------------------------------------------------------------
      4.1         [Intentionally omitted]
----------------------------------------------------------------------------------------------------------------
      4.2         [Intentionally omitted]
----------------------------------------------------------------------------------------------------------------
      4.3         Note Agreement dated as of April 12, 1995           AmeriGas         Form 10-Q          10.8
                  among The Prudential Insurance Company of        Partners, L.P.      (3/31/95)
                  America, Metropolitan Life Insurance Company,
                  and certain other institutional investors and
                  AmeriGas Propane, L.P., New AmeriGas Propane,
                  Inc. and Petrolane Incorporated
----------------------------------------------------------------------------------------------------------------
      4.4         First Amendment dated as of September 12, 1997      AmeriGas         Form 10-Q           4.5
                  to Note Agreement dated as of April 12, 1995     Partners, L.P.      (9/30/97)
----------------------------------------------------------------------------------------------------------------
      4.5         Second Amendment dated as of September 15,          AmeriGas         Form 10-K           4.6
                  1998 to Note Agreement dated as of April 12,     Partners, L.P.      (9/30/98)
                  1995
----------------------------------------------------------------------------------------------------------------
      4.6         Third Amendment dated as of March 23, 1999 to       AmeriGas         Form 10-Q          10.2
                  Note Agreement dated as of April 12, 1995        Partners, L.P.      (3/31/99)
----------------------------------------------------------------------------------------------------------------
      4.7         Fourth Amendment dated as of March 16, 2000 to      AmeriGas         Form 10-Q          10.2
                  Note Agreement dated as of April 12, 1995        Partners, L.P.      (6/30/00)
----------------------------------------------------------------------------------------------------------------
      4.8         Fifth Amendment dated as of August 1, 2001 to       AmeriGas         Form 10-K           4.8
                  Note Agreement dated as of April 12, 1995        Partners, L.P.      (9/30/01)
----------------------------------------------------------------------------------------------------------------
      4.9         Indenture dated April 4, 2001 among AmeriGas        AmeriGas         Form 10-Q            4
                  Partners, L.P., AmeriGas Eagle Finance Corp.,    Partners, L.P.      (6/30/01)
                  and First Union National Bank, as Trustee
----------------------------------------------------------------------------------------------------------------
      4.10        Indenture dated August 21, 2001 among AmeriGas      AmeriGas       Registration          4.2
                  Partners, L.P., AP Eagle Finance Corp. and       Partners, L.P.    Statement on
                  First Union National Bank as trustee                               Form S-4 (No.
                                                                                      333-72986)
----------------------------------------------------------------------------------------------------------------

                           INCORPORATION BY REFERENCE

----------------------------------------------------------------------------------------------------------------
  EXHIBIT NO.                         EXHIBIT                        REGISTRANT         FILING           EXHIBIT
----------------------------------------------------------------------------------------------------------------
     *10.1        Credit Agreement dated as of August 28, 2003
                  among AmeriGas Propane, L.P., AmeriGas
                  Propane, Inc., Petrolane Incorporated,
                  Citicorp USA, Inc., Credit Suisse First
                  Boston, Wachovia Bank, National Association,
                  as Issuing Bank and certain financial
                  institutions
----------------------------------------------------------------------------------------------------------------
      10.2**       AmeriGas Propane, Inc. Discretionary               AmeriGas         Form 10-K          10.2
                   Long-Term Incentive Plan for Non-Executive      Partners, L.P.      (9/30/02)
                   Key Employees
----------------------------------------------------------------------------------------------------------------
       10.3        [Intentionally omitted]
----------------------------------------------------------------------------------------------------------------
       10.4        [Intentionally omitted]
----------------------------------------------------------------------------------------------------------------
       10.5        [Intentionally omitted]
----------------------------------------------------------------------------------------------------------------
      *10.6        Notice of appointment of Wachovia Bank
                   National Association as Collateral Agent
                   effective as of August 28, 2003, pursuant to
                   Intercreditor and Agency Agreement dated as
                   of April 19, 1995
----------------------------------------------------------------------------------------------------------------
       10.7        Intercreditor and Agency Agreement dated as        AmeriGas         Form 10-Q          10.2
                   of April 19, 1995 among AmeriGas Propane,       Partners, L.P.      (3/31/95)
                   Inc., Petrolane Incorporated, AmeriGas
                   Propane, L.P., Bank of America National Trust
                   and Savings Association ("Bank of America")
                   as Agent, Mellon Bank, N.A. as Cash
                   Collateral Sub-Agent, Bank of America as
                   Collateral Agent and certain creditors of
                   AmeriGas Propane, L.P.
----------------------------------------------------------------------------------------------------------------
       10.8        First Amendment dated as of July 31, 2001 to       AmeriGas         Form 10-K          10.8
                   Intercreditor and Agency Agreement dated as     Partners, L.P.      (9/30/01)
                   of April 19, 1995
----------------------------------------------------------------------------------------------------------------
       10.9        General Security Agreement dated as of April       AmeriGas         Form 10-Q          10.3
                   19, 1995 among AmeriGas Propane, L.P., Bank     Partners, L.P.      (3/31/95)
                   of America National Trust and Savings
                   Association and Mellon Bank, N.A.
----------------------------------------------------------------------------------------------------------------
      10.10        First Amendment dated as of July 31, 2001 to       AmeriGas         Form 10-K          10.10
                   General Security Agreement dated as of April    Partners, L.P.      (9/30/01)
                   19, 1995
----------------------------------------------------------------------------------------------------------------
      10.11        Subsidiary Security Agreement dated as of          AmeriGas         Form 10-Q          10.4
                   April 19, 1995 among AmeriGas Propane, L.P.,    Partners, L.P.      (3/31/95)
                   Bank of America National Trust and Savings
                   Association as Collateral Agent and Mellon
                   Bank, N.A. as Cash Collateral Agent
----------------------------------------------------------------------------------------------------------------

                           INCORPORATION BY REFERENCE

----------------------------------------------------------------------------------------------------------------
  EXHIBIT NO.                         EXHIBIT                        REGISTRANT         FILING           EXHIBIT
----------------------------------------------------------------------------------------------------------------
     10.12        First Amendment dated as of July 31, 2001 to        AmeriGas         Form 10-K          10.12
                  Subsidiary Security Agreement dated as of        Partners, L.P.      (9/30/01)
                  April 19, 1995
----------------------------------------------------------------------------------------------------------------
     10.13        Restricted Subsidiary Guarantee dated as of         AmeriGas         Form 10-Q          10.5
                  April 19, 1995 by AmeriGas Propane, L.P. for     Partners, L.P.      (3/31/95)
                  the benefit of Bank of America National Trust
                  and Savings Association, as Collateral Agent
----------------------------------------------------------------------------------------------------------------
     10.14        Trademark License Agreement dated April 19,         AmeriGas         Form 10-Q          10.6
                  1995 among UGI Corporation, AmeriGas, Inc.,      Partners, L.P.      (3/31/95)
                  AmeriGas Propane, Inc., AmeriGas Partners,
                  L.P. and AmeriGas Propane, L.P.
----------------------------------------------------------------------------------------------------------------
     10.15        Trademark License Agreement dated April 19,         AmeriGas         Form 10-Q          10.7
                  1995 among AmeriGas Propane, Inc., AmeriGas      Partners, L.P.      (3/31/95)
                  Partners, L.P. and AmeriGas Propane, L.P.
----------------------------------------------------------------------------------------------------------------
     10.16        Stock Purchase Agreement dated May 27, 1989,        Petrolane      Registration         10.16(a)
                  as amended and restated July 31, 1989, between    Incorporated/     on Form S-1
                  Texas Eastern Corporation and QFB Partners       AmeriGas, Inc.   (No. 33-69450)
----------------------------------------------------------------------------------------------------------------
     10.17        Amended and Restated Sublease Agreement dated    UGI Corporation     Form 10-K          10.35
                  April 1, 1988, between Southwest Salt Co. and                        (9/30/94)
                  AP Propane, Inc. (the "Southwest Salt Co.
                  Agreement")
----------------------------------------------------------------------------------------------------------------
     10.18        Letter dated July 8, 1998 pursuant to Article    UGI Corporation     Form 10-K          10.5
                  1, Section 1.2 of the Southwest Salt Co.                             (9/30/99)
                  Agreement re:  option to renew for period of
                  June 1, 2000 to May 31, 2005
----------------------------------------------------------------------------------------------------------------
    *10.19        Financing Agreement dated as of August 28,
                  2003 between AmeriGas Propane, Inc. and
                  AmeriGas Propane, L.P.
----------------------------------------------------------------------------------------------------------------
     10.20        Agreement by Petrolane Incorporated and             Petrolane        Form 10-K          10.13
                  certain of its subsidiaries parties thereto       Incorporated       (9/23/94)
                  ("Subsidiaries") for the Sale of the
                  Subsidiaries' Inventory and Assets to
                  the Goodyear Tire & Rubber Company and D.C.H.,
                  Inc., as Purchaser, dated as of December 18,
                  1985
----------------------------------------------------------------------------------------------------------------
     10.21        [Intentionally omitted]
----------------------------------------------------------------------------------------------------------------
     10.22**      UGI Corporation Annual Bonus Plan dated March    UGI Corporation     Form 10-Q          10.4
                  8, 1996                                                              (6/30/96)
----------------------------------------------------------------------------------------------------------------

                           INCORPORATION BY REFERENCE

----------------------------------------------------------------------------------------------------------------
  EXHIBIT NO.                         EXHIBIT                        REGISTRANT         FILING           EXHIBIT
----------------------------------------------------------------------------------------------------------------
    10.23**       AmeriGas Propane, Inc. Annual Bonus Plan            AmeriGas         Form 10-K          10.17
                  effective October 1, 1998                        Partners, L.P.      (9/30/99)
----------------------------------------------------------------------------------------------------------------
    10.24**       1997 Stock Purchase Loan Plan                    UGI Corporation     Form 10-K          10.16
                                                                                       (9/30/97)
----------------------------------------------------------------------------------------------------------------
    10.25**       UGI Corporation Senior Executive Employee        UGI Corporation     Form 10-K          10.12
                  Severance Pay Plan effective January 1, 1997                         (9/30/97)
----------------------------------------------------------------------------------------------------------------
    10.26**       AmeriGas Propane, Inc. Executive Employee           AmeriGas         Form 10-Q          10.1
                  Severance Pay Plan effective January 1, 1997     Partners, L.P.     (12/31/96)
----------------------------------------------------------------------------------------------------------------
    10.27**       Amendment No. 1 to AmeriGas Propane, Inc.           AmeriGas         Form 10-Q           10
                  Executive Employee Severance Pay Plan            Partners, L.P.      (6/30/98)
----------------------------------------------------------------------------------------------------------------
    10.28**       UGI Corporation 1992 Non-Qualified Stock         UGI Corporation     Form 10-Q          10.6
                  Option Plan, Amended and Restated as of April                        (3/31/03)
                  29, 2003
----------------------------------------------------------------------------------------------------------------
    10.29**       Form of AmeriGas Propane, Inc. 2000 Long-Term       AmeriGas         Form 10-K          10.29
                  Incentive Plan                                   Partners, L.P.      (9/30/01)
----------------------------------------------------------------------------------------------------------------
    10.30**       UGI Corporation 2000 Stock Incentive Plan        UGI Corporation     Form 10-Q          10.5
                  Amended and Restated as of April 29, 2003                            (3/31/03)
----------------------------------------------------------------------------------------------------------------
    10.31**       AmeriGas Propane, Inc. Supplemental Executive       AmeriGas         Form 10-K          10.27
                  Retirement Plan effective October 1, 1996        Partners, L.P.      (9/30/97)
----------------------------------------------------------------------------------------------------------------
    10.32**       UGI Corporation 1997 Stock Option and Dividend   UGI Corporation     Form 10-Q          10.4
                  Equivalent Plan Amended and Restated as of                           (3/31/03)
                  April 29, 2003
----------------------------------------------------------------------------------------------------------------
    10.33**       UGI Corporation Supplemental Executive           UGI Corporation     Form 10-Q           10
                  Retirement Plan Amended and Restated effective                       (6/30/98)
                  October 1, 1996
----------------------------------------------------------------------------------------------------------------
    10.34**       Description of Change of Control arrangements    UGI Corporation     Form 10-K          10.33
                  for Mr. Greenberg                                                    (9/30/99)
----------------------------------------------------------------------------------------------------------------
    10.35**       Description of Change of Control arrangements       AmeriGas         Form 10-K          10.31
                  for Messrs. Bissell, Grady, Katz and Knauss      Partners, L. P.     (9/30/99)
                  and Ms. Lindsay
----------------------------------------------------------------------------------------------------------------
     10.36        Purchase Agreement by and among Columbia            AmeriGas         Form 8-K           10.1
                  Energy Group, Columbia Propane Corporation, CP   Partners, L.P.      (8/8/01)
                  Holdings, Inc., Columbia Propane, L.P.,
                  AmeriGas Propane, L.P., AmeriGas Partners,
                  L.P. and AmeriGas Propane, Inc. dated as of
                  January 30, 2001 and amended and restated
                  August 7, 2001
----------------------------------------------------------------------------------------------------------------

                           INCORPORATION BY REFERENCE

----------------------------------------------------------------------------------------------------------------
  EXHIBIT NO.                         EXHIBIT                        REGISTRANT         FILING           EXHIBIT
----------------------------------------------------------------------------------------------------------------
     10.37        Purchase Agreement by and among Columbia            National         Form 8-K           10.5
                  Propane, L.P., CP Holdings, Inc., Columbia           Propane         (4/19/99)
                  Propane Corporation, National Propane            Partners, L.P.
                  Partners, L.P., National Propane Corporation,
                  National Propane SPG, Inc., and Triarc
                  Companies, Inc. dated as of April 5, 1999
----------------------------------------------------------------------------------------------------------------
     10.38        Capital Contribution Agreement dated as of          AmeriGas         Form 8-K           10.2
                  August 21, 2001 by and between Columbia          Partners, L.P.      (8/21/01)
                  Propane, L.P. and AmeriGas Propane, L.P.
                  acknowledged and agreed to by CP Holdings, Inc.
----------------------------------------------------------------------------------------------------------------
     10.39        Promissory Note by National Propane L.P., a         AmeriGas         Form 10-K          10.39
                  Delaware limited partnership in favor of         Partners, L.P.      (9/30/01)
                  Columbia Propane Corporation dated July 19,
                  1999
----------------------------------------------------------------------------------------------------------------
     10.40        Loan Agreement dated July 19, 1999, between         AmeriGas         Form 10-K          10.40
                  National Propane, L.P. and Columbia Propane      Partners, L.P.      (9/30/01)
                  Corporation
----------------------------------------------------------------------------------------------------------------
     10.41        First Amendment dated August 21, 2001 to Loan       AmeriGas         Form 10-K          10.41
                  Agreement dated July 19, 1999 between National   Partners, L.P.      (9/30/01)
                  Propane, L.P. and Columbia Propane Corporation
----------------------------------------------------------------------------------------------------------------
     10.42        Columbia Energy Group Payment Guaranty dated        AmeriGas         Form 10-K          10.42
                  April 5, 1999                                    Partners, L.P.      (9/30/01)
----------------------------------------------------------------------------------------------------------------
     10.43        Ground Lease dated August 13, 2001 by and           AmeriGas         Form 10-K          10.43
                  between Reading Terminals Corporation and        Partners, L.P.      (9/30/01)
                  Columbia Propane Corporation
----------------------------------------------------------------------------------------------------------------
     10.44        Master Lease dated August 20, 2001 between          AmeriGas         Form 10-K          10.44
                  AmeriGas Propane, L.P. and Columbia Propane,     Partners, L.P.      (9/30/01)
                  L.P.
----------------------------------------------------------------------------------------------------------------
     10.45        Master Sublease dated August 20, 2001 between       AmeriGas         Form 10-K          10.45
                  AmeriGas Propane, L.P. and Columbia Propane,     Partners, L.P.      (9/30/01)
                  L.P.
----------------------------------------------------------------------------------------------------------------
     10.46        Keep Well Agreement by and between AmeriGas         AmeriGas         Form 10-K          10.46
                  Propane, L.P. and Columbia Propane Corporation   Partners, L.P.      (9/30/01)
                  dated August 21, 2001
----------------------------------------------------------------------------------------------------------------
     10.47        Management Services Agreement effective as of       AmeriGas         Form 10-K          10.47
                  August 21, 2001 between AmeriGas Propane, Inc.   Partners, L.P.      (9/30/01)
                  and AmeriGas Eagle Holdings, Inc., the general
                  partner of AmeriGas Eagle Propane, L.P.
----------------------------------------------------------------------------------------------------------------

                           INCORPORATION BY REFERENCE

----------------------------------------------------------------------------------------------------------------
  EXHIBIT NO.                         EXHIBIT                        REGISTRANT         FILING           EXHIBIT
----------------------------------------------------------------------------------------------------------------
      *13         Pages 10 through 27 of the AmeriGas Partners,
                  L.P. Annual Report for the year ended
                  September 30, 2003
----------------------------------------------------------------------------------------------------------------
      *14         Code of Ethics for principal executive,
                  financial and accounting officers
----------------------------------------------------------------------------------------------------------------
       18         Letter of Arthur Andersen LLP regarding change      AmeriGas         Form 10-Q           18
                  in accounting principles                          Partners, L.P.    (12/31/00)
----------------------------------------------------------------------------------------------------------------
      *21         Subsidiaries of AmeriGas Partners, L.P.
----------------------------------------------------------------------------------------------------------------
      *23         Consent of PricewaterhouseCoopers LLP
----------------------------------------------------------------------------------------------------------------
     *31.1        Certification by the Chief Executive Officer
                  relating to the Registrants' Report on Form 10-K
                  for the year ended September 30, 2003 pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
----------------------------------------------------------------------------------------------------------------
     *31.2        Certification by the Chief Financial Officer
                  relating to the Registrants' Report on Form 10-K
                  for the year ended September 30, 2003 pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
----------------------------------------------------------------------------------------------------------------
      *32         Certification by the Chief Executive Officer
                  and the Chief Financial Officer relating to
                  the Registrants' Report on Form 10-K for the
                  fiscal year ended September 30, 2003, pursuant
                  to Section 906 of the Sarbanes-Oxley Act of
                  2002
----------------------------------------------------------------------------------------------------------------

* Filed herewith.

** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

(b)      REPORTS ON FORM 8-K:

         The Company furnished information in a Current Report on Form 8-K during the fourth quarter of fiscal year 2003 as follows:

      Date of Report              Item Number(s)                       Content
      -------------               -------------                        -------
          7/30/03                     7, 12            Press Release reporting financial results for the third
                                                       fiscal quarter ended June 30, 2003

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERIGAS PARTNERS, L.P.

Date:  December 15, 2003                By: AmeriGas Propane, Inc.
                                            its General Partner

                                        By: Martha B.Lindsay
                                            ------------------------------------
                                            Martha B. Lindsay
                                            Vice President - Finance
                                            and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 15, 2003 by the following persons on behalf of the Registrant and in the capacities with AmeriGas Propane, Inc., General Partner, indicated.

         SIGNATURE                                   TITLE
         ---------                                   ------

Eugene V.N. Bissell                             President, and Chief
------------------------------------            Executive Officer
Eugene V.N. Bissell                             (Principal Executive Officer)
                                                and Director

Lon R. Greenberg                                Chairman and Director
------------------------------------
Lon R. Greenberg

Martha B. Lindsay                               Vice President - Finance
------------------------------------            and Chief Financial Officer
Martha B. Lindsay                               (Principal Financial Officer)

Richard R. Eynon                                Controller and
------------------------------------            Chief Accounting Officer
Richard R. Eynon                                (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 15, 2003 by the following persons on behalf of the Registrant and in the capacities with AmeriGas Propane, Inc., General Partner, indicated.

         SIGNATURE                                 TITLE
         ---------                                 -----

Thomas F. Donovan                               Director
------------------------------------
Thomas F. Donovan

Richard C. Gozon                                Director
------------------------------------
Richard C. Gozon

William J. Marrazzo                             Director
------------------------------------
William J. Marrazzo

James W. Stratton                               Director
------------------------------------
James W. Stratton

Stephen A. Van Dyck                             Director
------------------------------------
Stephen A. Van Dyck

Roger B. Vincent                                Director
------------------------------------
Roger B. Vincent

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AMERIGAS FINANCE CORP.

Date:  December 15, 2003                        By: Martha B.Lindsay
                                                    ----------------------------
                                                    Martha B.Lindsay
                                                    Vice President - Finance
                                                    and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 16, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

         SIGNATURE                                   TITLE
         ---------                                   -----
Eugene V.N. Bissell                             President (Principal Executive
------------------------------------            Officer) and Director
Eugene V.N. Bissell

Martha B. Lindsay                               Vice President - Finance
------------------------------------            and Chief Financial Officer
Martha B. Lindsay                               (Principal Financial Officer)
                                                and Director

Richard R. Eynon                                Controller and Chief Accounting
------------------------------------            Officer
Richard R. Eynon                                (Principal Accounting Officer)

Robert H. Knauss
------------------------------------            Director
Robert H. Knauss

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AMERIGAS EAGLE FINANCE CORP.

Date:  December 15, 2003                        By: Martha B.Lindsay
                                                    ----------------------------
                                                    Martha B.Lindsay
                                                    Vice President - Finance
                                                    and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 15, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

         SIGNATURE                                          TITLE
         ---------                                          -----
Eugene V.N. Bissell                             President (Principal Executive
------------------------------------            Officer) and Director
Eugene V.N. Bissell

Martha B. Lindsay                               Vice President - Finance
------------------------------------            and Chief Financial Officer
Martha B. Lindsay                               (Principal Financial Officer)
                                                and Director

Richard R. Eynon                                Controller and Chief
------------------------------------            Accounting Officer
Richard R. Eynon                                (Principal Accounting Officer)

Robert H. Knauss
------------------------------------            Director
Robert H. Knauss

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AP EAGLE FINANCE CORP.

Date:  December 15, 2003                        By: Martha B.Lindsay
                                                    ----------------------------
                                                    Martha B.Lindsay
                                                    Vice President - Finance
                                                    and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 15, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

         SIGNATURE                                   TITLE
        -----------                                 -------

Eugene V.N. Bissell                             President (Principal Executive
------------------------------------            Officer) and Director
Eugene V.N. Bissell

Martha B. Lindsay                               Vice President - Finance
------------------------------------            and Chief Financial Officer
Martha B. Lindsay                               (Principal Financial Officer)
                                                and Director

Richard R. Eynon                                Controller and Chief
------------------------------------            Accounting Officer
Richard R. Eynon                                (Principal Accounting Officer)

Robert H. Knauss
------------------------------------            Director
Robert H. Knauss

                             AMERIGAS PARTNERS, L.P.
                             AMERIGAS FINANCE CORP.
                          AMERIGAS EAGLE FINANCE CORP.
                             AP EAGLE FINANCE CORP.

                              FINANCIAL INFORMATION

                        FOR INCLUSION IN ANNUAL REPORT ON

                            FORM 10-K FOR THE FISCAL

                          YEAR ENDED SEPTEMBER 30, 2003

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statements of AmeriGas Partners, L.P. and subsidiaries, together with the reports thereon of PricewaterhouseCoopers LLP dated November 17, 2003 and Arthur Andersen LLP dated November 16, 2001, listed in the following index, are included in AmeriGas Partners' 2003 Annual Report to Unitholders and are incorporated herein by reference. With the exception of the pages listed in this index and information incorporated in Items 5 and 8, the 2003 Annual Report to Unitholders is not to be deemed filed as part of this Report.

                                                                                      Annual Report
                                                                     Form 10-K        to Unitholders
                                                                      (page)              (page)
                                                                      ------              ------
AmeriGas Partners, L.P. and Subsidiaries

Financial Statements:

          Reports of Independent Auditors                             Exhibit 13            26

          Consolidated Balance Sheets as of September 30,
               2003 and 2002                                          Exhibit 13            10

          Consolidated Statements of Operations for the years
               ended September 30, 2003, 2002 and 2001                Exhibit 13            11

          Consolidated Statements of Cash Flows for the years
               ended September 30, 2003, 2002 and 2001                Exhibit 13            12

          Consolidated Statements of Partners' Capital for the
               years ended September 30, 2003, 2002 and 2001          Exhibit 13            13

          Notes to Consolidated Financial Statements                                      14-25

Supplementary Data (unaudited):

          Quarterly Data for the years ended
          September 30, 2003 and 2002                                 Exhibit 13            25

Financial Statements Schedules:

         I -     Condensed Financial Information of Registrant
                    (Parent Company)                                  S-1 to S-3

        II -     Valuation and Qualifying Accounts                    S-4 to S-5

                 Reports of Independent Accountants
                    on Financial Statement Schedules                  S-6 to S-7

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                                                                         Form 10-K
                                                                           (page)
                                                                           ------
AmeriGas Finance Corp.

      Reports of Independent Auditors                                     F-5 to F-6

      Balance Sheets as of September 30, 2003 and 2002                    F-7

      Statements of Stockholder's Equity for the years ended
         September 30, 2003, 2002 and 2001                                F-8

      Note to Financial Statements                                        F-9

AmeriGas Eagle Finance Corp.

      Reports of Independent Auditors                                     F-11 to F-12

      Balance Sheets as of September 30, 2003 and 2002                    F-13

      Statements of Stockholder's Equity for the years ended
         September 30, 2003 and 2002 and for the period from
         February 22, 2001 (inception) through September 30, 2001         F-14

      Note to Financial Statements                                        F-15

AP Eagle Finance Corp.

      Reports of Independent Auditors                                     F-17 to F-18

      Balance Sheets as of September 30, 2003 and 2002                    F-19

      Statements of Stockholder's Equity for the years ended
         September 30, 2003 and 2002 and for the period from
         April 12, 2001 (inception) through September 30, 2001            F-20

      Note to Financial Statements                                        F-21

We have omitted all other financial statement schedules because the required information is either (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) the information required is included elsewhere in the financial statements or related notes.

                             AMERIGAS FINANCE CORP.

                              FINANCIAL STATEMENTS
              for the years ended September 30, 2003, 2002 and 2001

                         Report of Independent Auditors

To the Board of Directors of AmeriGas Propane, Inc.:

In our opinion, the accompanying balance sheets and the related statements of stockholder's equity, present fairly, in all material respects, the financial position of AmeriGas Finance Corp. at September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of AmeriGas Propane, Inc.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of AmeriGas Finance Corp. as of and for the year ended September 30, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated November 16, 2001.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

November 17, 2003

           THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED ACCOUNTANT'S
REPORT OF ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AmeriGas Finance Corp.:

We have audited the accompanying balance sheets of AmeriGas Finance Corp. (a Delaware corporation and a wholly owned subsidiary of AmeriGas Partners, L.P.) as of September 30, 2001 and 2000, and the related statements of stockholder's equity for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the management of AmeriGas Propane, Inc. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriGas Finance Corp. as of September 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
November 16, 2001

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                                 BALANCE SHEETS

                                                                September 30,
                                                               ---------------
                                                                2003     2002
                                                               ------   ------
ASSETS

     Cash                                                      $1,000   $1,000
                                                               ------   ------
        Total assets                                           $1,000   $1,000
                                                               ======   ======

STOCKHOLDER'S  EQUITY

     Common stock, without par value; 100 shares authorized,
       issued and outstanding                                  $    -   $    -
     Additional paid-in capital                                 1,000    1,000
                                                               ------   ------
        Total stockholder's equity                             $1,000   $1,000
                                                               ======   ======

See accompanying note to financial Statements.

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                              Additional
                                  Common        Paid-in       Retained
                                   Stock        Capital       Earnings
                                  ------      ----------      --------
BALANCE SEPTEMBER 30, 2001        $    -        $1,000        $      -
                                  ------        ------        --------

BALANCE SEPTEMBER 30, 2002             -         1,000               -
                                  ------        ------        --------

BALANCE SEPTEMBER 30, 2003        $    -        $1,000        $      -
                                  ======        ======        ========

See accompanying note to financial statements.

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                          NOTE TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

AmeriGas Finance Corp. (AmeriGas Finance), a Delaware corporation, was formed on March 13, 1995 and is a wholly owned subsidiary of AmeriGas Partners, L.P. (AmeriGas Partners).

On April 19, 1995, AmeriGas Partners and AmeriGas Finance jointly and severally issued $100,000,000 face value of 10.125% Senior Notes due April 2007 (Notes). In November 2001, AmeriGas Partners redeemed prior to maturity $15,000,000 face value of the Notes at a redemption price of 103.375% and redeemed the remaining $85,000,000 face value of the Notes in January 2003 at a redemption premium of 102.25%.

As of November 21, 2003, AmeriGas Partners and AmeriGas Finance have an effective unallocated shelf registration statement with the Securities and Exchange Commission under the Securities Act of 1933 under which AmeriGas Partners may issue up to $500,000,000 of debt or equity. AmeriGas Finance will be the co-obligor of the debt securities, if any, issued pursuant to the registration statement.

AmeriGas Partners owns all 100 shares of AmeriGas Finance common stock outstanding.

                          AMERIGAS EAGLE FINANCE CORP.

                              FINANCIAL STATEMENTS
               for the year ended September 30, 2003 and 2002 and
                for the period from February 22, 2001 (inception)
                           through September 30, 2001

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of AmeriGas Propane, Inc.:

In our opinion, the accompanying balance sheets and the related statements of stockholder's equity, present fairly, in all material respects, the financial position of AmeriGas Eagle Finance Corp. at September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of AmeriGas Propane, Inc.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of AmeriGas Eagle Finance Corp. as of September 30, 2001 and for the period from February 22, 2001 (inception) through September 30, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated November 16, 2001.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 17, 2003

           THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED ACCOUNTANT'S REPORT OF ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY
                              ARTHUR ANDERSEN LLP.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AmeriGas Eagle Finance Corp.:

We have audited the accompanying balance sheet of AmeriGas Eagle Finance Corp. (a Delaware corporation and a wholly owned subsidiary of AmeriGas Partners, L.P.) as of September 30, 2001, and the related statements of stockholder's equity for the period from February 22, 2001 (inception) through September 30, 2001. These financial statements are the responsibility of the management of AmeriGas Propane, Inc. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriGas Eagle Finance Corp. as of September 30, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
November 16, 2001

                          AMERIGAS EAGLE FINANCE CORP.

             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                                 BALANCE SHEETS

                                                                       September 30,
                                                                    --------------------
                                                                     2003          2002
                                                                    ------        ------
ASSETS

     Cash                                                           $1,000        $1,000
                                                                    ------        ------
             Total assets                                           $1,000        $1,000
                                                                    ======        ======

STOCKHOLDER'S  EQUITY

     Common stock, without par value; 100 shares authorized,
          issued and outstanding                                    $    -        $    -
     Additional paid-in capital                                      1,000         1,000
                                                                    ------        ------
             Total stockholder's equity                             $1,000        $1,000
                                                                    ======        ======

See accompanying note to financial statements.

                          AMERIGAS EAGLE FINANCE CORP.

             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                                               Additional
                                                  Common         Paid-in        Retained
                                                  Stock          Capital        Earnings
                                                ---------      ---------       ----------
BALANCE FEBRUARY 22, 2001                       $       -        $    -        $        -

Issuance of AmeriGas Eagle Finance Corp.
     Common Stock                                       -         1,000                 -
                                                ---------        ------        ----------

BALANCE SEPTEMBER 30, 2001                              -         1,000                 -
                                                ---------        ------        ----------

BALANCE SEPTEMBER 30, 2002                              -         1,000                 -
                                                ---------        ------        ----------

BALANCE SEPTEMBER 30, 2003                      $       -        $1,000        $        -
                                                =========        ======        ==========

See accompanying note to financial statements.

                          AMERIGAS EAGLE FINANCE CORP.

             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                          NOTE TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

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

                             AP EAGLE FINANCE CORP.

                              FINANCIAL STATEMENTS
               for the year ended September 30, 2003 and 2002 and
                 for the period from April 12, 2001 (inception)
                           through September 30, 2001

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of AmeriGas Propane, Inc.:

In our opinion, the accompanying balance sheets and the related statements of stockholder's equity, present fairly, in all material respects, the financial position of AP Eagle Finance Corp. at September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of AmeriGas Propane, Inc.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of AP Eagle Finance Corp. as of September 30, 2001 and for the period from April 12, 2001 (inception) through September 30, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated November 16, 2001.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 17, 2003

           THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED ACCOUNTANT'S
            REPORT OF ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY
                              ARTHUR ANDERSEN LLP.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AP Eagle Finance Corp.:

We have audited the accompanying balance sheet of AP Eagle Finance Corp. (a Delaware corporation and a wholly owned subsidiary of AmeriGas Partners, L.P.) as of September 30, 2001, and the related statements of stockholder's equity for the period from April 12, 2001 (inception) through September 30, 2001. These financial statements are the responsibility of the management of AmeriGas Propane, Inc. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AP Eagle Finance Corp. as of September 30, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
November 16, 2001

                             AP EAGLE FINANCE CORP.

             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                                 BALANCE SHEETS

                                                                    September 30,
                                                                 --------------------
                                                                  2003          2002
                                                                 ------        ------
ASSETS

  Cash                                                           $1,000        $1,000
                                                                 ------        ------
          Total assets                                           $1,000        $1,000
                                                                 ======        ======

STOCKHOLDER'S  EQUITY

  Common stock, without par value; 100 shares authorized,
   issued and outstanding                                        $    -        $    -
  Additional paid-in capital                                      1,000         1,000
                                                                 ------        ------
          Total stockholder's equity                             $1,000        $1,000
                                                                 ======        ======

See accompanying note to financial statements.

                             AP EAGLE FINANCE CORP.

             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                                  Additional
                                          Common   Paid-in      Retained
                                          Stock    Capital      Earnings
                                          -----    -------      --------
BALANCE APRIL 12, 2001                    $    -   $    -        $    -

Issuance of AP Eagle Finance Corp.
     Common Stock                              -    1,000             -
                                          ------   ------        ------

BALANCE SEPTEMBER 30, 2001                     -    1,000             -
                                          ------   ------        ------

BALANCE SEPTEMBER 30, 2002                     -    1,000             -
                                          ------   ------        ------

BALANCE SEPTEMBER 30, 2003                $    -   $1,000        $    -
                                          ======   ======        ======

See accompanying note to financial statements.

                             AP EAGLE FINANCE CORP.

             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                          NOTE TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

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

AmeriGas Partners owns all 100 shares of AP Finance common stock outstanding

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEETS
                             (Thousands of dollars)

                                                                      September 30,
                                                                 -------------------------
                                                                    2003           2002
                                                                 ----------     ----------
ASSETS

Current assets:

          Cash                                                   $    4,258     $      593
          Accounts receivable                                             -          7,303
                                                                 ----------     ----------
               Total current assets                                   4,258          7,896

Investment in AmeriGas Propane, L.P.                                683,251        615,067
Deferred charges                                                      8,131          7,792
                                                                 ----------     ----------
               Total assets                                      $  695,640     $  630,755
                                                                 ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:

          Accounts payable                                       $    1,192     $    1,534
          Accrued interest                                           14,506         14,528
                                                                 ----------     ----------

               Total current liabilities                             15,698         16,062

Long-term debt                                                      426,259        386,327

Commitments and contingencies

Partners' capital:
          Common unitholders                                        255,423        201,656
          Subordinated unitholders                                        -         17,846
          General partner                                             2,577          2,218
          Accumulated other comprehensive income (loss)              (4,317)         6,646
                                                                 ----------     ----------
               Total partners' capital                              253,683        228,366
                                                                 ----------     ----------

               Total liabilities and partners' capital           $  695,640     $  630,755
                                                                 ==========     ==========

Commitments and Contingencies:

Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows:

    2004 - $0; 2005 - $0; 2006 - $60,000; 2007 - $0; 2008 - $0.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS
                             (Thousands of dollars)

                                                                                      Year
                                                                                      Ended
                                                                                  September 30,
                                                                      --------------------------------------
                                                                        2003         2002           2001
                                                                      ----------   ----------     ----------
Operating expenses                                                    $    (151)   $     (49)     $      (4)
Loss on extinguishments of debt                                          (3,023)        (752)             -
Interest expense                                                        (38,384)     (35,171)       (15,722)
                                                                      ---------    ---------      ---------
Loss before income taxes                                                (41,558)     (35,972)       (15,726)
Income tax expense                                                           61           88              -
                                                                      ---------    ---------      ---------
Loss before equity in income of AmeriGas Propane, L.P.                  (41,619)     (36,060)       (15,726)
Equity in income before accounting changes
   of AmeriGas Propane, L.P.                                            113,577       91,426         68,741
                                                                      ---------    ---------      ---------
Income before equity in accounting changes
   of unconsolidated subsidiaries                                        71,958       55,366         53,015

Equity in accounting changes of AmeriGas Propane, L.P.                        -            -         12,494
                                                                      ---------    ---------      ---------
Net income                                                            $  71,958    $  55,366      $  65,509
                                                                      =========    =========      =========

General partner's interest in net income                              $     720    $     554      $     655
                                                                      =========    =========      =========
Limited partners' interest in net income                              $  71,238    $  54,812      $  64,854
                                                                      =========    =========      =========
Income per limited partner unit - basic and diluted:

   Income before accounting changes                                   $    1.42    $    1.12      $    1.18
   Cumulative effect of accounting changes, net                               -            -           0.28
                                                                      ---------    ---------      ---------
   Net income                                                         $    1.42    $    1.12      $    1.46
                                                                      =========    =========      =========

Average limited partner units outstanding - basic (thousands)            50,267       48,909         44,453
                                                                      =========    =========      =========
Average limited partner units outstanding - diluted (thousands)          50,337       48,932         44,453
                                                                      =========    =========      =========

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)

                                                                                    Year
                                                                                    Ended
                                                                                September 30,
                                                                    -------------------------------------
                                                                      2003          2002          2001
                                                                    ---------     ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES (a)                       $ 112,010     $ 123,761     $  99,169

CASH FLOWS FROM INVESTING ACTIVITIES:
           Contributions to AmeriGas Propane, L.P.                   (108,513)      (97,693)     (294,357)
                                                                    ---------     ---------     ---------
                Net cash used by investing activities                (108,513)      (97,693)     (294,357)
                                                                    ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Distributions                                             (111,462)     (108,504)      (98,435)
           Issuance of long-term debt                                 122,780        40,900       252,833
           Repayments of long-term debt                               (86,913)      (15,000)            -
           Proceeds from issuance of Common Units                      75,005        56,556        39,836
           Capital contribution from General Partner                      758           571           956
                                                                    ---------     ---------     ---------
                Net cash provided (used) by financing activities          168       (25,477)      195,190
                                                                    ---------     ---------     ---------

Increase in cash and cash equivalents                               $   3,665     $     591     $       2
                                                                    =========     =========     =========

CASH AND CASH EQUIVALENTS:
           End of year                                              $   4,258     $     593     $       2
           Beginning of year                                              593             2             -
                                                                    ---------     ---------     ---------
                Increase                                            $   3,665     $     591     $       2
                                                                    =========     =========     =========

(a) Includes distributions received from AmeriGas Propane, L.P. of $142,935, $152,004, and $111,744, for the years ended September 30, 2003, 2002, and 2001, respectively.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of dollars)

                                                                        Charged
                                                        Balance at     (credited)                    Balance at
                                                        beginning     to costs and                     end of
                                                         of year        expenses         Other          year
                                                        ----------    ------------    ------------   ----------
YEAR ENDED SEPTEMBER 30, 2003

Reserves deducted from assets in
   the consolidated balance sheet:
        Allowance for doubtful accounts                 $  7,588      $     9,046     $ (7,442)(1)    $  9,192
                                                        ========                                      ========

Other reserves:

        Self-insured property and casualty liability    $ 37,395      $    20,488     $(12,027)(2)    $ 45,856
                                                        ========                                      ========

        Insured property and casualty liability         $  3,500      $    (2,805)    $    (68)(3)    $    627
                                                        ========                                      ========

        Environmental, litigation and other             $ 12,999      $     2,525     $ (3,610)(2)    $ 12,358
                                                        ========                                      ========
                                                                                           444 (3)

YEAR ENDED SEPTEMBER 30, 2002

Reserves deducted from assets in
   the consolidated balance sheet:
        Allowance for doubtful accounts                 $ 10,792      $     7,171     $(10,375)(1)    $  7,588
                                                        ========                                      ========

Other reserves:
        Self-insured property and casualty liability    $ 31,668      $    16,739     $(11,012)(2)    $ 37,395
                                                        ========                                      ========

        Insured property and casualty liability         $  1,466      $         -     $  2,034 (3)    $  3,500
                                                        ========                                      ========

        Environmental, litigation and other             $ 10,629      $     3,468     $ (2,387)(2)    $ 12,999
                                                        ========                                      ========
                                                                                         1,289 (3)

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                             (Thousands of dollars)

                                                                          Charged
                                                        Balance at       (credited)                       Balance at
                                                         beginning      to costs and                        end of
                                                          of year         expenses            Other          year
                                                        ----------      ------------      -------------  -----------
YEAR ENDED SEPTEMBER 30, 2001

Reserves deducted from assets in
   the consolidated balance sheet:

        Allowance for doubtful accounts                   $  6,529        $  7,497        $ (3,234) (1)    $ 10,792
                                                          ========                                         ========

Other reserves:

        Self-insured property and casualty liability      $ 32,036        $ 12,837        $(13,205) (2)    $ 31,668
                                                          ========                                         ========

        Insured property and casualty liability           $  2,068        $   (602)       $      -         $  1,466
                                                          ========                                         ========

        Environmental, litigation and other               $ 11,366        $  1,389        $ (2,126) (2)    $ 10,629
                                                          ========                                         ========

(1) Uncollectible accounts written off, net of recoveries.

(2) Payments, net of any refunds

(3) Other adjustments, primarily reclasses

                    REPORT OF INDEPENDENT AUDITORS

To the Partners of AmeriGas Partners, L.P. and the
Board of Directors of AmeriGas Propane, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15a (1) and (2) present fairly, in all material respects, the financial position of AmeriGas Partners, L.P. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15a (1) and (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the management of AmeriGas Propane, Inc.; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of AmeriGas Partners, L.P. and its subsidiaries as of and for the year ended September 30, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated November 16, 2001.

As discussed in Note 2 to the consolidated financial statements, the Partnership adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in fiscal 2002.

As discussed above, the consolidated financial statements of AmeriGas Partners, L.P. and its subsidiaries for the year ended September 30, 2001, were audited by other independent auditors who have ceased operations. As described in Note 2, these financial statements have also been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which was adopted by the Partnership as of October 1, 2001. We audited the transitional disclosures described in Note 2. In our opinion, the transitional disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review or apply procedures to the 2001 consolidated financial statements of the Partnership other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 17, 2003

      THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED ACCOUNTANT'S REPORT OF ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of AmeriGas Partners, L.P. and the
Board of Directors of AmeriGas Propane, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the AmeriGas Partners, L.P. annual report to unitholders for the year ended September 30, 2001, incorporated by reference in this Form 10-K, and have issued our report thereon dated November 16, 2001. Our report on the financial statements includes an explanatory paragraph with respect to the changes in the method of accounting for tank installation costs and nonrefundable tank fees and the adoption of the provisions of SFAS No. 133 as discussed in Notes 2 and 4 to the financial statements. Our audits were made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The schedules listed in the index on pages F-2 and F-3 are the responsibility of the management of AmeriGas Propane, Inc. and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
November 16, 2001

                                  EXHIBIT INDEX

       EXHIBIT NO.                                         DESCRIPTION
------------------------------------------------------------------------------------------------------------
          10.1      Credit Agreement dated as of August 28, 2003 among AmeriGas Propane, L.P., AmeriGas
                    Propane, Inc., Petrolane Incorporated, Citicorp USA, Inc., Credit Suisse First Boston,
                    Wachovia Bank, National Association, as Issuing Bank and certain financial institutions
------------------------------------------------------------------------------------------------------------
          10.6      Notice of appointment of Wachovia Bank, National Association as Collateral Agent
                    effective as of August 28, 2003, pursuant to Intercreditor and Agency Agreement dated as of April 19, 1995
------------------------------------------------------------------------------------------------------------
          10.19     Financing Agreement dated as of August 28, 2003 between AmeriGas Propane, Inc. and
                    AmeriGas Propane, L.P.
------------------------------------------------------------------------------------------------------------
           13       Pages 10 to 27 of the AmeriGas Partners, L.P. 2003 Annual Report for the year ended
                    September 30, 2003
------------------------------------------------------------------------------------------------------------
           14       Code of Ethics for principal executive, financial and accounting officers
------------------------------------------------------------------------------------------------------------
           21       Subsidiaries of AmeriGas Partners, L.P.
------------------------------------------------------------------------------------------------------------
           23       Consent of PricewaterhouseCoopers LLP
------------------------------------------------------------------------------------------------------------
          31.1      Certification by the Chief Executive Officer pursuant to Section 302 the Sarbanes-Oxley
                    Act
------------------------------------------------------------------------------------------------------------
          31.2      Certification by the Chief Financial Officer pursuant to Section 302 the Sarbanes-Oxley
                    Act
------------------------------------------------------------------------------------------------------------
           32       Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act
------------------------------------------------------------------------------------------------------------