Form 10-Q
period 2004-03-31
AP EAGLE FINANCE CORP; AMERIGAS EAGLE FINANCE CORP; AMERIGAS PARTNERS LP; AMERIGAS FINANCE CORP
filed 2004-05-17
CIK 1161868, 1161869, 932628, 945792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      At April 30, 2004, the registrants had units and shares of common stock outstanding as follows:

       AmeriGas Partners, L.P. -                  52,373,272 Common Units
       AmeriGas Finance Corp. -                   100 shares
       AmeriGas Eagle Finance Corp. -             100 shares
       AP Eagle Finance Corp. -                   100 shares

                             AMERIGAS PARTNERS, L.P.
                                TABLE OF CONTENTS

                                                                                PAGES
                                                                               -------
PART I FINANCIAL INFORMATION

  Item 1.   Financial Statements

     AmeriGas Partners, L.P.

       Condensed Consolidated Balance Sheets as of March 31, 2004,
         September 30, 2003 and March 31, 2003                                       1

       Condensed Consolidated Statements of Operations for the three
         and six months ended March 31, 2004 and 2003                                2

       Condensed Consolidated Statements of Cash Flows for the
         six months ended March 31, 2004 and 2003                                    3

       Condensed Consolidated Statement of Partners' Capital for the
         six months ended March 31, 2004                                             4

       Notes to Condensed Consolidated Financial Statements                     5 - 11

     AmeriGas Finance Corp.

       Balance Sheets as of March 31, 2004 and September 30, 2003                   12

       Note to Balance Sheets                                                       13

     AmeriGas Eagle Finance Corp.

       Balance Sheets as of March 31, 2004 and September 30, 2003                   14

       Note to Balance Sheets                                                       15

     AP Eagle Finance Corp.

       Balance Sheets as of March 31, 2004 and September 30, 2003                   16

       Note to Balance Sheets                                                       17

  Item 2.   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 18 - 24

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk         24 - 25

  Item 4.   Controls and Procedures                                                 26

PART II OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                         27

  Signatures                                                                   28 - 29

                             AMERIGAS PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                            March 31,        September 30,        March 31,
                                                                              2004                2003              2003
                                                                         ---------------    ---------------    ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                           $        13,073    $        45,872    $        22,769
     Accounts receivable (less allowances for doubtful accounts
             of $14,901, $9,192 and $11,826, respectively)                       211,108            100,170            201,081
     Accounts receivable - related parties                                         2,010              2,915              6,998
     Inventories                                                                  67,548             70,171             69,247
     Prepaid expenses and other current assets                                    16,870             17,204             20,978
                                                                         ---------------    ---------------    ---------------
             Total current assets                                                310,609            236,332            321,073
Property, plant and equipment (less accumulated depreciation and
     amortization of $505,553, $473,090 and $441,462, respectively)              608,834            594,604            609,013
Goodwill and excess reorganization value                                         606,621            602,475            591,155
Intangible assets (less accumulated amortization of $14,053,
     $11,934 and $10,203, respectively)                                           28,403             27,032             21,436
Other assets                                                                      20,918             21,733             17,297
                                                                         ---------------    ---------------    ---------------
             Total assets                                                $     1,575,385    $     1,482,176    $     1,559,974
                                                                         ===============    ===============    ===============
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current maturities of long-term debt                                $        58,949    $        58,705    $        60,673
     Bank loans                                                                    3,000                  -                  -
     Accounts payable - trade                                                    119,735             87,352            147,974
     Accounts payable - related parties                                              512                930              1,948
     Customer deposits and advances                                               17,515             52,771             14,756
     Interest accrued                                                             32,056             31,987             33,255
     Other current liabilities                                                    61,191             66,303             60,787
                                                                         ---------------    ---------------    ---------------
             Total current liabilities                                           292,958            298,048            319,393

Long-term debt                                                                   866,763            868,581            889,344
Other noncurrent liabilities                                                      59,903             54,859             50,516
Commitments and contingencies (note 6)
Minority interests                                                                 7,969              7,005              7,053
Partners' capital                                                                347,792            253,683            293,668
                                                                         ---------------    ---------------    ---------------
             Total liabilities and partners' capital                     $     1,575,385    $     1,482,176    $     1,559,974
                                                                         ===============    ===============    ===============

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

                                                    Three Months Ended                 Six Months Ended
                                                         March 31,                         March 31,
                                              ------------------------------    ------------------------------
                                                  2004             2003             2004              2003
                                              -------------    -------------    -------------    -------------
Revenues:
      Propane                                 $     654,142    $     595,138    $   1,077,403    $   1,005,718
      Other                                          33,568           30,408           70,505           64,859
                                              -------------    -------------    -------------    -------------
                                                    687,710          625,546        1,147,908        1,070,577
                                              -------------    -------------    -------------    -------------
Costs and expenses:
      Cost of sales - propane                       392,297          349,327          631,419          577,621
      Cost of sales - other                          12,899           11,334           28,280           26,406
      Operating and administrative expenses         139,395          133,923          263,158          254,869
      Depreciation and amortization                  19,816           18,431           39,471           35,922
      Other (income), net                            (4,656)          (3,016)          (7,938)          (4,202)
                                              -------------    -------------    -------------    -------------
                                                    559,751          509,999          954,390          890,616
                                              -------------    -------------    -------------    -------------
Operating income                                    127,959          115,547          193,518          179,961
Loss on extinguishment of debt                            -           (3,023)               -           (3,023)
Interest expense                                    (21,167)         (21,884)         (42,302)         (44,583)
                                              -------------    -------------    -------------    -------------
Income before income taxes                          106,792           90,640          151,216          132,355
Income tax benefit (expense)                             79              320             (628)              62
Minority interests                                   (1,221)          (1,084)          (1,789)          (1,629)
                                              -------------    -------------    -------------    -------------
Net income                                    $     105,650    $      89,876    $     148,799    $     130,788
                                              =============    =============    =============    =============
General partner's interest in net income      $       1,057    $         899    $       1,488    $       1,308
                                              =============    =============    =============    =============
Limited partners' interest in net income      $     104,593    $      88,977    $     147,311    $     129,480
                                              =============    =============    =============    =============
Net income per limited partner unit:
      Basic                                   $        2.00    $        1.80    $        2.81    $        2.62
                                              =============    =============    =============    =============
      Diluted                                 $        1.99    $        1.80    $        2.81    $        2.62
                                              =============    =============    =============    =============

Average limited partner units outstanding:
      Basic                                          52,373           49,433           52,360           49,433
                                              =============    =============    =============    =============
      Diluted                                        52,431           49,491           52,436           49,483
                                              =============    =============    =============    =============

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                           Six Months Ended
                                                              March 31,
                                                     ----------------------------
                                                         2004            2003
                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $    148,799    $    130,788
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                          39,471          35,922
    Other, net                                              7,560           9,056
    Net change in:
     Accounts receivable                                 (111,521)       (124,250)
     Inventories                                            5,917          (6,726)
     Accounts payable                                      29,570          62,865
     Other current assets and liabilities                 (36,776)        (35,669)
                                                     ------------    ------------
   Net cash provided by operating activities               83,020          71,986
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment          (31,064)        (32,885)
  Proceeds from disposals of assets                         5,479           3,019
  Acquisitions of businesses, net of cash acquired        (33,122)         (2,175)
                                                     ------------    ------------
   Net cash used by investing activities                  (58,707)        (32,041)
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                           (58,178)        (54,926)
  Minority interest activity                                 (787)           (700)
  Increase (decrease) in bank loans                         3,000         (10,000)
  Issuance of long-term debt                                    -          89,100
  Repayment of long-term debt                              (1,147)        (88,050)
                                                     ------------    ------------
   Net cash used by financing activities                  (57,112)        (64,576)
                                                     ------------    ------------

Cash and cash equivalents decrease                   $    (32,799)   $    (24,631)
                                                     ============    ============

CASH AND CASH EQUIVALENTS:
  End of period                                      $     13,073    $     22,769
  Beginning of period                                      45,872          47,400
                                                     ------------    ------------
   Decrease                                          $    (32,799)   $    (24,631)
                                                     ============    ============

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                          (Thousands, except unit data)

                                                                                           Accumulated
                                           Number of                                           other           Total
                                           Common                           General       comprehensive      partners'
                                            Units           Common          partner       income (loss)       capital
                                        ------------    -------------    -------------    -------------    -------------
BALANCE SEPTEMBER 30, 2003                52,333,208    $     255,423    $       2,577    $      (4,317)   $     253,683

 Net income                                                   147,311            1,488                           148,799

 Net gains on derivative instruments                                                             21,902           21,902

 Reclassification of net gains
  on derivative instruments                                                                     (19,504)         (19,504)
                                                        -------------    -------------    -------------    -------------
 Comprehensive income                                         147,311            1,488            2,398          151,197

 Distributions                                                (57,596)            (582)                          (58,178)

 Common Units issued in
  connection with incentive
  compensation plan                           40,064            1,090                                              1,090
                                        ------------    -------------    -------------    -------------    -------------
BALANCE MARCH 31, 2004                    52,373,272    $     346,228    $       3,483    $      (1,919)   $     347,792
                                        ============    =============    =============    =============    =============

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

      The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2003 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2003 ("2003 Annual Report"). Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

      COMPREHENSIVE INCOME. The following table presents the components of comprehensive income for the three and six months ended March 31, 2004 and 2003:

                                         Three Months Ended               Six Months Ended
                                              March 31,                       March 31,
                                    ----------------------------    ---------------------------
                                        2004            2003            2004           2003
                                    ------------    ------------    ------------   ------------
Net income                          $    105,650    $     89,876    $    148,799   $    130,788
Other comprehensive (loss) income        (11,738)        (12,268)          2,398        (10,581)
                                    ------------    ------------    ------------   ------------
Comprehensive income                $     93,912    $     77,608    $    151,197   $    120,207
                                    ------------    ------------    ------------   ------------

      Other comprehensive (loss) income is principally the result of changes in the fair value of propane commodity derivative instruments and interest rate protection agreements, net of reclassifications of net gains and losses to net income.

      UNIT-BASED COMPENSATION. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in recording compensation expense for grants of equity instruments to employees.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

      We use the intrinsic value method prescribed by APB 25 for our unit-based employee compensation plans. We recorded unit-based compensation expense of $664 and $484 during the three and six months ended March 31, 2004, respectively, and $693 and $1,023 during the three and six months ended March 31, 2003, respectively. If we had determined unit-based compensation expense under the fair value method prescribed by SFAS 123, net income and basic and diluted income per limited partner unit for the three and six months ended March 31, 2004 and 2003 would have been as follows:

                                                  Three Months Ended                Six Months Ended
                                                      March 31,                         March 31,
                                           ------------------------------    ------------------------------
                                                2004             2003            2004             2003
                                           -------------    -------------    -------------    -------------
Net income as reported                     $     105,650    $      89,876    $     148,799    $     130,788
Add:  Unit-based employee compensation
         expense included in reported
         net income                                  664              693              484            1,023
Deduct: Total stock and unit-based
         employee compensation expense
         determined under the fair
         value method for all awards                (807)            (862)            (725)          (1,246)
                                           -------------    -------------    -------------    -------------
Pro forma net income                       $     105,507    $      89,707    $     148,558    $     130,565
                                           -------------    -------------    -------------    -------------
Basic income per limited partner unit:
         As reported                       $        2.00    $        1.80    $        2.81    $        2.62
         Pro forma                         $        1.99    $        1.80    $        2.81    $        2.61
Diluted income per limited partner unit:
         As reported                       $        1.99    $        1.80    $        2.81    $        2.62
         Pro forma                         $        1.99    $        1.79    $        2.80    $        2.61
                                           -------------    -------------    -------------    -------------

      USE OF ESTIMATES. We make estimates and assumptions when preparing financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

2.    ACQUISITIONS

      On October 1, 2003, AmeriGas OLP acquired substantially all of the retail propane distribution assets and business of Horizon Propane LLC ("Horizon Propane") for total cash consideration of $31,044. In December 2003, AmeriGas OLP paid Horizon Propane a working capital adjustment of $111 in accordance with the Asset Purchase Agreement. During its fiscal year ended June 30, 2003, Horizon Propane sold over 30 million gallons of propane from ninety locations in twelve states. In addition, several smaller acquisitions of retail propane businesses were completed during the six months ended March 31, 2004. The pro forma effect of all of these transactions is not material.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

3.    INTANGIBLE ASSETS

      The Partnership's intangible assets comprise the following:

                                     March 31,     September 30,
                                       2004            2003
                                   ------------    ------------
Subject to amortization:
     Customer relationships and
          noncompete agreements    $     42,456    $     38,966
     Accumulated amortization           (14,053)        (11,934)
                                   ------------    ------------
                                   $     28,403    $     27,032
                                   ------------    ------------

Not subject to amortization:
     Goodwill                      $    513,301    $    509,155
     Excess reorganization value         93,320          93,320
                                   ------------    ------------
                                   $    606,621    $    602,475
                                   ------------    ------------

      The increases in intangible assets during the six months ended March 31, 2004 resulted from Partnership business acquisitions. Amortization expense of intangible assets was $1,031 and $2,119 for the three and six months ended March 31, 2004, respectively, and $765 and $1,552 for the three and six months ended March 31, 2003, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2004 - $4,108; Fiscal 2005 - $3,727; Fiscal 2006 -
      $3,342; Fiscal 2007 - $2,712; Fiscal 2008 - $2,483.

4.    RELATED PARTY TRANSACTIONS

      Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $85,183 and $163,437 during the three and six months ended March 31, 2004, respectively, and $75,306 and $147,497 during the three and six months ended March 31, 2003, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

      UGI Corporation ("UGI") provides certain financial and administrative services to the General Partner. UGI bills the General Partner for these direct and indirect corporate expenses and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $2,370 and $5,532 during the three and six months ended March 31, 2004, respectively, and $2,627 and $4,244 during the three and six months ended March 31, 2003, respectively. In addition, UGI and certain of its subsidiaries provide office space and automobile liability insurance to the Partnership. These expenses totaled $779 and $1,240 during the three and six months ended March

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

      31, 2004, respectively, and $444 and $875 during the three and six months ended March 31, 2003, respectively.

      The Partnership purchases propane on behalf of Atlantic Energy. Atlantic Energy reimburses AmeriGas OLP for its purchases plus interest as Atlantic Energy sells such propane to third parties or to AmeriGas OLP itself. The total dollar value of propane purchased on behalf of Atlantic Energy was $14,979 and $21,232 during the three and six months ended March 31, 2004, respectively, and $8,039 and $10,823 during the three and six months ended March 31, 2003, respectively. Purchases of propane by AmeriGas OLP from Atlantic Energy during the three and six months ended March 31, 2004 totaled $14,354 and $22,034, respectively, and during the three and six months ended March 31, 2003 totaled $12,897 and $18,658, respectively.

      The General Partner also provides other services to Atlantic Energy including accounting, insurance and other administrative services and is reimbursed for the related costs. Such costs were not material during the three and six months ended March 31, 2004 or 2003. On occasion, AmeriGas OLP enters into product cost hedging contracts on behalf of Atlantic Energy. When these contracts are settled, AmeriGas OLP is reimbursed the cost of any losses, or distributes the proceeds of any gains, to Atlantic Energy. Amounts due to Atlantic Energy totaled $400 at March 31, 2004. Amounts due from Atlantic Energy at September 30, 2003 and March 31, 2003 totaled $2,042 and $6,714, respectively. Amounts due to or due from Atlantic Energy are included in accounts payable - related parties or accounts receivable - related parties, respectively, in the Condensed Consolidated Balance Sheets.

5.    LONG-TERM DEBT

      In April 2004, AmeriGas OLP repaid $53,750 of maturing First Mortgage Notes. In conjunction with this repayment, in April 2004, AmeriGas Partners issued $28,000 face amount of 8.875% Senior Notes due 2011 at an effective rate of 7.18%, and contributed the net proceeds of $30,135 to AmeriGas OLP.

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

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

6.    COMMITMENTS AND CONTINGENCIES

      The Partnership has succeeded to certain lease guarantee obligations of Petrolane relating to Petrolane's divestiture of nonpropane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $13,000 at March 31, 2004. The leases expire through 2010 and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. In December 1999, Texas Eastern filed for dissolution under the Delaware General Corporation Law. In May 2001, Petrolane filed a declaratory judgment action in the Delaware Chancery Court seeking confirmation of Texas Eastern's indemnification obligations and judicial supervision of Texas Eastern's dissolution to ensure that its indemnification obligations to Petrolane are paid or adequately provided for in accordance with law. Those proceedings are pending. Pursuant to a Liquidation and Winding Up Agreement dated September 17, 2002, PanEnergy Corporation ("PanEnergy"), Texas Eastern's sole stockholder, assumed all of Texas Eastern's liabilities as of December 20, 2002, to the extent of the value of Texas Eastern's assets transferred to PanEnergy as of that date (which was estimated to exceed $94,000), and to the extent that such liabilities arise within ten years from Texas Eastern's date of dissolution. Notwithstanding the dissolution proceeding, and based on Texas Eastern previously having satisfied directly defaulted lease obligations without the Partnership's having to honor its guarantee, we believe that the probability that the Partnership will be required to directly satisfy the lease obligations subject to the indemnification agreement is remote.

      On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the "2001 Acquisition") pursuant to the terms of a purchase agreement (the "2001 Acquisition Agreement") by and among Columbia Energy Group ("CEG"), Columbia Propane Corporation ("Columbia Propane"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc. ("CPH," and together with Columbia Propane and CPLP, the "Company Parties"), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the "Buyer Parties"). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the "1999 Acquisition Agreement"), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, "National General Partners") against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the "1999 Acquisition") or the operation of the business after the 1999 Acquisition ("National Claims"). At March 31, 2004, the potential amount payable under this indemnity by the Company Parties was

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

      approximately $63,000. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009.

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

      We also have other contingent liabilities, pending claims and legal actions arising in the normal course of our business. We cannot predict with certainty the final results of these matters. However, it is reasonably possible that some of them could be resolved unfavorably to us. Although management currently believes that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

7.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2003, the Financial Accounting Standards Board ("FASB") revised Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was originally issued in January 2003 and clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 was effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interests created or acquired before February 1, 2003, FIN 46 is effective for our interim period ended March 31, 2004. If certain conditions are met, FIN 46 requires the primary beneficiary to consolidate certain variable interest entities. The Partnership has not created or obtained any variable interest entities prior to, or after January 31, 2004. Therefore, the adoption of FIN 46 did not affect the Partnership's financial position or results of operations.

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                              March 31,    September 30,
                                                                2004             2003
                                                             ----------    -------------
ASSETS
   Cash                                                      $    1,000    $       1,000
                                                             ----------    -------------
        Total assets                                         $    1,000    $       1,000
                                                             ==========    =============
STOCKHOLDER'S EQUITY
   Common stock, without par value; 100 shares authorized,
        issued and outstanding                               $        -    $           -
   Additional paid-in capital                                     1,000            1,000
                                                             ----------    -------------
        Total stockholder's equity                           $    1,000    $       1,000
                                                             ==========    =============

See accompanying note to balance sheets.

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                             NOTE TO BALANCE SHEETS
                                   (unaudited)

AmeriGas Finance Corp. ("AmeriGas Finance"), a Delaware corporation, was formed on March 13, 1995 and is a wholly owned subsidiary of AmeriGas Partners, L.P. ("AmeriGas Partners").

As of November 21, 2003, AmeriGas Partners and AmeriGas Finance have an effective unallocated shelf registration statement with the Securities and Exchange Commission under the Securities Act of 1933 under which AmeriGas Partners may issue up to $500,000,000 of debt or equity securities. AmeriGas Finance will be the co-obligor of the debt securities, if any, issued pursuant to the registration statement.

AmeriGas Partners owns all 100 shares of AmeriGas Finance common stock outstanding.

                          AMERIGAS EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                             March 31,    September 30,
                                                               2004           2003
                                                            ----------    -------------
ASSETS
  Cash                                                      $    1,000    $       1,000
                                                            ----------    -------------
     Total assets                                           $    1,000    $       1,000
                                                            ==========    =============

STOCKHOLDER'S EQUITY
  Common stock, without par value; 100 shares authorized,
     issued and outstanding                                 $        -    $           -
  Additional paid-in capital                                     1,000            1,000
                                                            ----------    -------------
     Total stockholder's equity                             $    1,000    $       1,000
                                                            ==========    =============

See accompanying note to balance sheets.

                          AMERIGAS EAGLE FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                             NOTE TO BALANCE SHEETS
                                   (unaudited)

AmeriGas Eagle Finance Corp. ("Eagle Finance"), a Delaware corporation, was formed on February 22, 2001 and is a wholly owned subsidiary of AmeriGas Partners, L.P. ("AmeriGas Partners").

On April 4, 2001, AmeriGas Partners and Eagle Finance jointly and severally issued $60,000,000 face amount of 10% Senior Notes due April 2006.

AmeriGas Partners owns all 100 shares of Eagle Finance common stock outstanding.

                             AP EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                             March 31,    September 30,
                                                               2004            2003
                                                            ----------    -------------
ASSETS
  Cash                                                      $    1,000    $       1,000
                                                            ----------    -------------
    Total assets                                            $    1,000    $       1,000
                                                            ==========    =============
STOCKHOLDER'S EQUITY

  Common stock, without par value; 100 shares authorized,
    issued and outstanding                                  $        -    $           -
  Additional paid-in capital                                     1,000            1,000
                                                            ----------    -------------
    Total stockholder's equity                              $    1,000    $       1,000
                                                            ==========    =============

See accompanying note to balance sheets.

                             AP EAGLE FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                             NOTE TO BALANCE SHEETS
                                   (unaudited)

AP Eagle Finance Corp. ("AP Eagle Finance"), a Delaware corporation, was formed on April 12, 2001 and is a wholly owned subsidiary of AmeriGas Partners, L.P. ("AmeriGas Partners").

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

In April 2004, AmeriGas Partners and AP Eagle Finance jointly and severally issued $28,000,000 face amount of 8.875% Series B Senior Notes due May 2011.

AmeriGas Partners owns all 100 shares of AP Eagle Finance common stock outstanding.

                             AMERIGAS PARTNERS, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership's results of operations for (1) the three months ended March 31, 2004 ("2004 three-month period") with the three months ended March 31, 2003 ("2003 three-month period") and (2) the six months ended March 31, 2004 ("2004 six-month period") with the six months ended March 31, 2003 ("2003 six-month period"). AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp. have nominal assets and do not conduct any operations. Their sole purpose is to serve as co-obligors for debt securities issued by AmeriGas Partners, L.P. Accordingly, discussions of the results of operations and financial condition and liquidity of these entities are not presented.

2004 THREE-MONTH PERIOD COMPARED WITH 2003 THREE-MONTH PERIOD

Three Months Ended March 31,                                2004        2003          Increase
                                                          --------    --------   -----------------
(millions of dollars)
Gallons sold (millions):
     Retail                                                  403.9       393.4       10.5      2.7%
     Wholesale                                               112.2        95.3       16.9     17.7%
                                                          --------    --------   --------
                                                             516.1       488.7       27.4      5.6%
                                                          ========    ========   ========
Revenues:
     Retail propane                                       $  573.8    $  532.0   $   41.8      7.9%
     Wholesale propane                                        80.4        63.1       17.3     27.4%
     Other                                                    33.5        30.4        3.1     10.2%
                                                          --------    --------   --------
                                                          $  687.7    $  625.5   $   62.2      9.9%
                                                          ========    ========   ========

Total margin (a)                                          $  282.5    $  264.9   $   17.6      6.6%
EBITDA (b)                                                $  146.6    $  129.9   $   16.7     12.9%
Operating income                                          $  128.0    $  115.5   $   12.5     10.8%
Net income                                                $  105.7    $   89.9   $   15.8     17.6%
Heating degree days - % (warmer) colder than normal (c)       (1.5)        1.0          -        -

(a) Total margin represents total revenues less cost of sales - propane and cost of sales - other.

(b) EBITDA (earnings before interest expense, income taxes, and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to compare the Partnership's operating performance with that of other companies within the propane industry. The Partnership's definition of EBITDA may be different from that used by other companies. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership's propane business, EBITDA for interim periods is not necessarily indicative of amounts to be expected for a full year.

                             AMERIGAS PARTNERS, L.P.

      The following table includes reconciliations of net income to EBITDA for the periods presented:

                      Three Months Ended
                           March 31,
                     --------------------
                       2004        2003
                     --------    --------
Net income           $  105.7    $   89.9
Income tax benefit       (0.1)       (0.3)
Interest expense         21.2        21.9
Depreciation             18.6        17.4
Amortization              1.2         1.0
                     --------    --------
EBITDA               $  146.6    $  129.9
                     ========    ========

(c) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the United States, excluding Alaska.

Weather based upon heating degree days was 1.5% warmer than normal during the 2004 three-month period compared to weather that was 1.0% colder than normal in the prior-year three-month period. Retail propane volumes sold increased 10.5 million gallons in the 2004 three-month period due primarily to the October 2003 Horizon Propane acquisition partially offset by the continuing effects of the weakened economy on commercial and industrial customer sales volumes. Low margin wholesale volumes increased 16.9 million gallons primarily reflecting the effects of product cost hedging activities.

Retail propane revenues increased $41.8 million reflecting (1) a $27.6 million increase due to higher average selling prices and (2) a $14.2 million increase due to the higher retail volumes sold. Wholesale propane revenues increased $17.3 million reflecting (1) an $11.2 million increase due to the higher volumes sold and (2) a $6.1 million increase due to higher average selling prices. Selling prices in the 2004 three-month period were higher than in the prior-year three-month period as the industry continues to experience unusually high propane product costs resulting from, among other things, higher crude oil and natural gas prices. Total cost of sales increased $44.5 million primarily reflecting the increase in volumes sold and higher propane product costs.

Total margin increased $17.6 million principally due to higher average retail propane unit margins and the higher retail volumes sold. The benefits of derivative hedge instruments and favorable supply arrangements during this period of escalating product costs and market volatility resulted in the Partnership recording higher than normal unit margins while maintaining competitive prices.

EBITDA increased $16.7 million in the 2004 three-month period reflecting (1) the previously mentioned increase in total margin, (2) the absence of a $3.0 million loss on extinguishment of long-term debt that occurred in the 2003 three-month period, and (3) a $1.6 million increase in other income. These increases were partially offset by a $5.5 million increase in operating and administrative expenses principally due to higher employee payroll and overtime expenses related to the increased volumes associated with the Horizon Propane acquisition. These increases were partially offset by the beneficial effects on operating expenses of the management realignment completed in late Fiscal 2003 which streamlined business processes, eliminated

                             AMERIGAS PARTNERS, L.P.

duplication and reduced overhead expenses. Operating income in the 2004 three-month period increased less than the increase in EBITDA due to higher depreciation and amortization expense associated with recent acquisitions and the absence of the previously mentioned loss on extinguishment of long-term debt.

2004 SIX-MONTH PERIOD COMPARED WITH 2003 SIX-MONTH PERIOD

                                                                              Increase
Six Months Ended March 31,                   2004          2003              (Decrease)
                                          ----------    ----------    -------------------------
(millions of dollars)
Gallons sold (millions):
     Retail                                    708.4         717.6          (9.2)          (1.3)%
     Wholesale                                 145.3         167.0         (21.7)         (13.0)%
                                          ----------    ----------     ----------
                                               853.7         884.6         (30.9)          (3.5)%
                                          ==========    ==========     ==========
Revenues:
     Retail propane                       $    973.9    $    906.0    $     67.9            7.5 %
     Wholesale propane                         103.5          99.7           3.8            3.8 %
     Other                                      70.5          64.9           5.6            8.6 %
                                          ----------    ----------     ----------
                                          $  1,147.9    $  1,070.6    $     77.3            7.2 %
                                          ==========    ==========     ==========

Total margin                              $    488.2    $    466.6    $     21.6            4.6 %
EBITDA (a)                                $    231.2    $    211.2    $     20.0            9.5 %
Operating income                          $    193.5    $    180.0    $     13.5            7.5 %
Net income                                $    148.8    $    130.8    $     18.0           13.8 %
Heating degree days - % (warmer) colder
         than normal                            (4.1)          1.1             -              -

(a) The following table includes reconciliations of net income to EBITDA for the periods presented:

                                Six Months Ended
                                     March 31,
                                 2004       2003
                               --------   --------
Net income                     $  148.8   $  130.8
Income tax expense (benefit)        0.6       (0.1)
Interest expense                   42.3       44.6
Depreciation                       36.9       33.9
Amortization                        2.6        2.0
                               --------   --------
EBITDA                         $  231.2   $  211.2
                               ========   ========

Based upon heating degree day data, temperatures in the 2004 six-month period were 4.1% warmer than normal compared to temperatures that were 1.1% colder than normal in the prior-year six-month period. Notwithstanding volume growth from acquisitions, retail propane volumes sold decreased 9.2 million gallons in the 2004 six-month period due principally to the effects of continuing economic weakness on commercial and industrial customer sales volumes and the warmer weather in the 2004 six-month period. Low margin wholesale volumes decreased
21.7 million gallons primarily reflecting the effects of product cost hedging activities.

                             AMERIGAS PARTNERS, L.P.

Retail propane revenues increased $67.9 million as a $79.5 million increase due to higher average selling prices was partially offset by an $11.6 million decrease due to the lower retail volumes sold. Wholesale propane revenues increased $3.8 million as a $16.8 million increase due to higher average selling prices was partially offset by a $13.0 million decrease due to the lower volumes sold. Retail and wholesale selling prices were higher during the 2004 six-month period principally as a result of the continued high propane product costs within the industry. Other revenues from ancillary sales and services were $70.5 million in the 2004 six-month period and $64.9 million in the 2003 six-month period. Although total propane volumes decreased, total cost of sales increased $55.7 million reflecting the effects of higher propane product costs.

Total margin increased $21.6 million as a result of (1) recent acquisitions and higher average retail and wholesale propane unit margins on reduced gallons sold and (2) a $3.8 million increase in margin from ancillary sales and services. Notwithstanding the previously mentioned increase in the commodity price of propane, retail and wholesale propane unit margins were higher than in the 2003 six-month period reflecting the effects of higher average selling prices.

EBITDA increased $20.0 million in the 2004 six-month period reflecting (1) the previously mentioned increase in total margin, (2) a $3.7 million increase in other income, and (3) the absence of a $3.0 million loss on extinguishment of long-term debt in the prior year six-month period. These increases were partially offset by an $8.3 million increase in operating and administrative expenses principally due to higher compensation and distribution expenses resulting from the impact of Horizon Propane and other recent acquisitions, partially offset by the beneficial effects on operating expenses of the management realignment completed in late Fiscal 2003. Other income in the 2004 six-month period includes greater income from finance charges and asset sales while other income in the prior-year six-month period was reduced by a $1.0 million charge associated with the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations." Operating income in the 2004 six-month period increased less than the increase in EBITDA due to higher depreciation and amortization expense as a result of recent acquisitions and the absence of the aforementioned loss on extinguishment of long-term debt.

                             AMERIGAS PARTNERS, L.P.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's long-term debt outstanding at March 31, 2004 totaled $925.7 million (including current maturities of $58.9 million) compared to $927.3 million (including current maturities of $58.7 million) at September 30, 2003. In April 2004, AmeriGas OLP repaid $53.8 million of maturing First Mortgage Notes. In conjunction with this repayment, in April 2004, AmeriGas Partners issued $28 million face amount of 8.875% Senior Notes due 2011 at an effective rate of 7.18%, and contributed the net proceeds of $30.1 million to AmeriGas OLP.

AmeriGas OLP's Credit Agreement expires on October 15, 2006 and consists of (1) a $100 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, may be used for working capital and general purposes. At March 31, 2004, there were $3 million of borrowings outstanding under the Revolving Credit Facility. AmeriGas OLP's short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount of available borrowing capacity, totaled $41.2 million at March 31, 2004.

AmeriGas OLP also has a credit agreement with the General Partner to borrow up to $20 million on an unsecured, subordinated basis, for working capital and general purposes. UGI has agreed to contribute up to $20 million to the General Partner to fund such borrowings.

AmeriGas Partners periodically issues debt and equity securities and expects to continue to do so. It has issued debt securities and common units in underwritten public offerings in each of the last three fiscal years. Most recently, it issued debt securities in April 2004 and common units in June 2003. The Partnership has effective debt and equity shelf registration statements with the SEC under which it may issue up to an additional (1) 1.4 million AmeriGas Partners Common Units and (2) up to $500 million of debt or equity securities pursuant to an unallocated shelf registration statement.

During the six months ended March 31, 2004, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") on all limited partner units for the quarter ended September 30, 2003 and December 31, 2003. The MQD for the quarter ended March 31, 2004 will be paid on May 18, 2004 to holders of record on May 10, 2004. The ability of the Partnership to declare and pay the MQD on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve and the cost of propane.

                             AMERIGAS PARTNERS, L.P.

CASH FLOWS

OPERATING ACTIVITIES. The Partnership had cash and cash equivalents totaling $13.1 million at March 31, 2004 compared to $45.9 million at September 30, 2003. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership's investment in working capital, principally accounts receivable and inventories, is generally greatest. Accordingly, cash flows from operating activities during the six months ended March 31, 2004 are not necessarily indicative of cash flows to be expected for a full year. The Partnership uses its Credit Agreement to satisfy its seasonal cash flow needs. Cash flow provided by operating activities was $83.0 million during the 2004 six-month period compared to $72.0 million in the prior-year six-month period. Cash flow from operating activities before changes in working capital was $195.8 million in the 2004 six-month period compared to $175.8 million in the prior-year six-month period reflecting the improved 2004 six-month period operating results. Cash required to fund changes in operating working capital during the 2004 six-month period totaled $112.8 million, an increase from the $103.8 million required in the prior-year six-month period.

INVESTING ACTIVITIES. We spent $31.1 million for property, plant and equipment (including maintenance capital expenditures of $12.1 million and growth capital expenditures of $19.0 million) during the six months ended March 31, 2004 compared to $32.9 million (including maintenance capital expenditures of $11.8 million and growth capital expenditures of $21.1 million) during the prior-year six-month period. The decrease is due in large part to lower PPX(R) capital expenditures associated with purchases of cylinders and overfill protection devices ("OPDs"). The increase in proceeds received from disposals of assets reflects the sale of three district locations during the 2004 six-month period. During the six months ended March 31, 2004, the Partnership acquired Horizon Propane and several smaller propane distribution businesses for $33.1 million.

FINANCING ACTIVITIES. Cash flow used by financing activities was $57.1 million in the 2004 six-month period compared to $64.6 million in the prior-year period. Financing activity is primarily the result of repayments and issuances of long-term debt, borrowings under our Credit Agreement and distributions on limited partner units.

In December 2002, AmeriGas Partners received $89.1 million of net proceeds from the issuance of $88 million face amount of 8.875% Senior Notes due 2011. On January 6, 2003, the net proceeds were used to repay prior to maturity the remaining $85 million face amount of 10.125% Senior Notes at a redemption price of 102.25%, plus accrued interest.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") revised Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was originally issued in January 2003 and clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 was effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interests created or acquired

                             AMERIGAS PARTNERS, L.P.

before February 1, 2003, FIN 46 is effective for our interim period ended March 31, 2004. If certain conditions are met, FIN 46 requires the primary beneficiary to consolidate certain variable interest entities. The Partnership has not created or obtained any variable interest entities prior to, or after January 31, 2004. Therefore, the adoption of FIN 46 did not affect the Partnership's financial position or results of operations.

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

                             AMERIGAS PARTNERS, L.P.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at March 31, 2004. Fair values reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at March 31, 2004. The table also includes the changes in fair value that would result if there were an adverse change of ten percent in (1) the market price of propane and (2) interest rates on ten-year U.S. treasury notes:

                                                 Fair      Change in
                                                 Value     Fair Value
                                                -------    ----------
                                                (Millions of dollars)
March 31, 2004:
     Propane commodity price risk               $   2.5    $     (3.6)
     Interest rate risk                            (3.7)         (4.7)

Because the Partnership's derivative instruments generally qualify as hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," we expect that changes in the fair value of derivative instruments used to manage propane price or interest rate risk would be substantially offset by gains or losses on the associated underlying transactions.

                             AMERIGAS PARTNERS, L.P.

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

                             AMERIGAS PARTNERS, L.P.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   List of Exhibits:

      31.1 Certification by the Chief Executive Officer relating to the Registrants' Report on Form 10-Q for the quarter ended March 31, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification by the Chief Financial Officer relating to the Registrants' Report on Form 10-Q for the quarter ended March 31, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      *32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) The Registrant did not file any Current Reports on Form 8-K during the second quarter of fiscal year 2004.

------------------
* This Exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                          AmeriGas Partners, L.P.
                                 -----------------------------------------------
                                             (Registrant)

                                 By: AmeriGas Propane, Inc.,
                                     as General Partner

Date:  May 17, 2004              By: /s/  Martha B. Lindsay
                                 -----------------------------------------------
                                 Martha B. Lindsay
                                 Vice President - Finance
                                 and Chief Financial Officer

                                 By: /s/ Richard R. Eynon
                                 -----------------------------------------------
                                 Richard R. Eynon
                                 Controller and Chief Accounting Officer

                                      AmeriGas Finance Corp.
                                 -----------------------------------------------
                                             (Registrant)

Date:  May 17, 2004              By: /s/  Martha B. Lindsay
                                 -----------------------------------------------
                                 Martha B. Lindsay
                                 Vice President - Finance
                                 and Chief Financial Officer

                                 By: /s/ Richard R. Eynon
                                 -----------------------------------------------
                                 Richard R. Eynon
                                 Controller and Chief Accounting Officer

                                      AmeriGas Eagle Finance Corp.
                                 -----------------------------------------------
                                             (Registrant)

Date:  May 17, 2004              By: /s/  Martha B. Lindsay
                                 -----------------------------------------------
                                 Martha B. Lindsay
                                 Vice President - Finance
                                 and Chief Financial Officer

                                 By: /s/ Richard R. Eynon
                                 -----------------------------------------------
                                 Richard R. Eynon
                                 Controller and Chief Accounting Officer

                                            AP Eagle Finance Corp.
                                 -----------------------------------------------
                                             (Registrant)

Date:  May 17, 2004              By: /s/  Martha B. Lindsay
                                 -----------------------------------------------
                                 Martha B. Lindsay
                                 Vice President - Finance
                                 and Chief Financial Officer

                                 By: /s/ Richard R. Eynon
                                 -----------------------------------------------
                                 Richard R. Eynon
                                 Controller and Chief Accounting Officer

                             AMERIGAS PARTNERS, L.P.

                                  EXHIBIT INDEX

31.1 Certification by the Chief Executive Officer relating to the Registrants' Report on Form 10-Q for the quarter ended March 31, 2004, pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer relating to the Registrants' Report on Form 10-Q for the quarter ended March 31, 2004, pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

*32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------
* This Exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.