Form 10-Q
period 2004-06-30
AP EAGLE FINANCE CORP; AMERIGAS FINANCE CORP; AMERIGAS EAGLE FINANCE CORP; AMERIGAS PARTNERS LP
filed 2004-08-13
CIK 1161868, 945792, 1161869, 932628

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

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

                460 North Gulph Road, King of Prussia, PA 19406
               (Address of principal executive offices)(Zip Code)

                                 (610) 337-7000
              (Registrants' telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

      At July 31, 2004, the registrants had units and shares of common stock outstanding as follows:

         AmeriGas Partners, L.P. -            54,473,272 Common Units
         AmeriGas Finance Corp. -             100 shares
         AmeriGas Eagle Finance Corp. -       100 shares
         AP Eagle Finance Corp. -             100 shares

                             AMERIGAS PARTNERS, L.P.
                               TABLE OF CONTENTS

                                                                                                            PAGES
                                                                                                            -----
PART I FINANCIAL INFORMATION

    Item 1.  Financial Statements

             AmeriGas Partners, L.P.

                Condensed Consolidated Balance Sheets as of June 30, 2004,
                  September 30, 2003 and June 30, 2003                                                        1

                Condensed Consolidated Statements of Operations for the three
                  and nine months ended June 30, 2004 and 2003                                                2

                Condensed Consolidated Statements of Cash Flows for the
                  nine months ended June 30, 2004 and 2003                                                    3

                Condensed Consolidated Statement of Partners' Capital for the
                  nine months ended June 30, 2004                                                             4

                Notes to Condensed Consolidated Financial Statements                                       5 - 12

             AmeriGas Finance Corp.

                Balance Sheets as of June 30, 2004 and September 30, 2003                                    13

                Note to Balance Sheets                                                                       14

             AmeriGas Eagle Finance Corp.

                Balance Sheets as of June 30, 2004 and September 30, 2003                                    15

                Note to Balance Sheets                                                                       16

             AP Eagle Finance Corp.

                Balance Sheets as of June 30, 2004 and September 30, 2003                                    17

                Note to Balance Sheets                                                                       18

    Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                        19 - 26

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                    26 - 27

    Item 4.  Controls and Procedures                                                                         27

PART II OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                                              28 - 29

    Signatures                                                                                             30 - 31

                             AMERIGAS PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                       June 30,   September 30,   June 30,
                                                                         2004          2003        2003
                                                                      ----------   ----------   ----------
ASSETS
Current assets:
     Cash and cash equivalents                                        $   23,306   $   45,872   $   33,959
     Accounts receivable (less allowances for doubtful accounts
         of $13,420, $9,192 and $10,741, respectively)                   129,631      100,170      109,427
     Accounts receivable - related parties                                 3,724        2,915          875
     Inventories                                                          63,940       70,171       59,420
     Prepaid expenses and other current assets                            15,283       17,204       24,414
                                                                      ----------   ----------   ----------
         Total current assets                                            235,884      236,332      228,095

Property, plant and equipment (less accumulated depreciation and
     amortization of $521,790, $473,090 and $457,574, respectively)      601,334      594,604      607,225
Goodwill and excess reorganization value                                 606,715      602,475      599,652
Intangible assets (less accumulated amortization of $15,120,
     $11,934 and $10,948, respectively)                                   27,350       27,032       27,176
Other assets                                                              20,687       21,733       16,633
                                                                      ----------   ----------   ----------
         Total assets                                                 $1,491,970   $1,482,176   $1,478,781
                                                                      ==========   ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current maturities of long-term debt                             $   59,469   $   58,705   $   60,988
     Accounts payable - trade                                             71,296       87,352       72,454
     Accounts payable - related parties                                      188          930        1,006
     Customer deposits and advances                                       21,519       52,771       14,666
     Employee compensation and benefits accrued                           31,944       26,307       29,253
     Interest accrued                                                     16,603       31,987       17,247
     Other current liabilities                                            31,564       39,996       37,906
                                                                      ----------   ----------   ----------
         Total current liabilities                                       232,583      298,048      233,520

Long-term debt                                                           842,115      868,581      868,832
Other noncurrent liabilities                                              58,730       54,859       52,727

Commitments and contingencies (note 7)

Minority interests                                                         8,240        7,005        7,576

Partners' capital                                                        350,302      253,683      316,126
                                                                      ----------   ----------   ----------
         Total liabilities and partners' capital                      $1,491,970   $1,482,176   $1,478,781
                                                                      ==========   ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                            AMERIGAS PARTNERS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (Thousands of dollars, except per unit)

                                                      Three Months Ended            Nine Months Ended
                                                          June 30,                       June 30,
                                                  --------------------------    --------------------------
                                                      2004           2003          2004             2003
                                                  -----------    -----------    -----------    -----------
Revenues:
     Propane                                      $   282,510    $   257,705    $ 1,359,913    $ 1,263,423
     Other                                             32,597         29,431        103,102         94,290
                                                  -----------    -----------    -----------    -----------
                                                      315,107        287,136      1,463,015      1,357,713
                                                  -----------    -----------    -----------    -----------

Costs and expenses:
     Cost of sales - propane                          169,095        145,637        800,514        723,258
     Cost of sales - other                             14,923         12,310         43,203         38,716
     Operating and administrative expenses            118,125        119,136        381,283        374,005
     Depreciation and amortization                     19,968         18,891         59,439         54,813
     Other (income), net                               (3,011)        (2,371)       (10,949)        (6,573)
                                                  -----------    -----------    -----------    -----------
                                                      319,100        293,603      1,273,490      1,184,219
                                                  -----------    -----------    -----------    -----------

Operating (loss) income                                (3,993)        (6,467)       189,525        173,494
Loss on extinguishment of debt                             --             --             --         (3,023)
Interest expense                                      (20,516)       (21,468)       (62,818)       (66,051)
                                                  -----------    -----------    -----------    -----------
(Loss) income before income taxes                     (24,509)       (27,935)       126,707        104,420
Income tax benefit (expense)                              237            343           (391)           405
Minority interests                                        140            178         (1,649)        (1,451)
                                                  -----------    -----------    -----------    -----------
Net (loss) income                                 $   (24,132)   $   (27,414)   $   124,667    $   103,374
                                                  ===========    ===========    ===========    ===========

General partner's interest in net (loss) income   $      (241)   $      (274)   $     6,448    $     2,708
                                                  ===========    ===========    ===========    ===========
Limited partners' interest in net (loss) income   $   (23,891)   $   (27,140)   $   118,219    $   100,666
                                                  ===========    ===========    ===========    ===========

Net (loss) income per limited partner unit:
     Basic                                        $     (0.45)   $     (0.54)   $      2.25    $      2.03
                                                  ===========    ===========    ===========    ===========
     Diluted                                      $     (0.45)   $     (0.54)   $      2.24    $      2.03
                                                  ===========    ===========    ===========    ===========

Average limited partner units outstanding:
     Basic                                             53,188         49,847         52,635         49,571
                                                  ===========    ===========    ===========    ===========
     Diluted                                           53,188         49,847         52,708         49,631
                                                  ===========    ===========    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                            Nine Months Ended
                                                                June 30,
                                                        ----------------------
                                                          2004           2003
                                                        ---------    ---------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                         $ 124,667    $ 103,374
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                  59,439       54,813
            Provision for uncollectible accounts            7,833        7,955
            Other, net                                       (240)       3,050
            Net change in:
                Accounts receivable                       (33,881)     (26,025)
                Inventories                                 9,585        3,224
                Accounts payable                          (19,062)     (13,433)
                Other current assets and liabilities      (39,353)     (45,803)
                                                        ---------    ---------
         Net cash provided by operating activities        108,988       87,155
                                                        ---------    ---------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment       (44,612)     (43,425)
     Proceeds from disposals of assets                      7,938        6,037
     Acquisitions of businesses, net of cash acquired     (33,388)     (27,009)
                                                        ---------    ---------
         Net cash used by investing activities            (70,062)     (64,397)
                                                        ---------    ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Distributions                                        (87,275)     (82,388)
     Minority interest activity                              (719)        (358)
     Decrease in bank loans                                    --      (10,000)
     Issuance of long-term debt                            30,135      122,780
     Repayment of long-term debt                          (55,347)    (141,996)
     Proceeds from issuance of Common Units                51,197       75,005
     Capital contributions from General Partner               517          758
                                                        ---------    ---------
         Net cash used by financing activities            (61,492)     (36,199)
                                                        ---------    ---------

Cash and cash equivalents decrease                      $ (22,566)   $ (13,441)
                                                        =========    =========

CASH  AND  CASH  EQUIVALENTS:
     End of period                                      $  23,306    $  33,959
     Beginning of period                                   45,872       47,400
                                                        ---------    ---------
         Decrease                                       $ (22,566)   $ (13,441)
                                                        =========    =========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                          (Thousands, except unit data)

                                                                                                 Accumulated
                                                  Number of                                         other           Total
                                                   Common                         General        comprehensive     partners'
                                                    Units            Common       partner        income (loss)     capital
                                                    ------           ------       -------        -------------     --------
BALANCE SEPTEMBER 30, 2003                        52,333,208       $ 255,423      $ 2,577           $ (4,317)     $ 253,683

   Net income                                                        118,219        6,448                           124,667

   Net gains on derivative instruments                                                                28,777         28,777

   Reclassification of net gains
     on derivative instruments                                                                       (22,354)       (22,354)
                                                                   ---------      -------           --------      ---------
   Comprehensive income                                              118,219        6,448              6,423        131,090

   Distributions                                                     (86,402)        (873)                          (87,275)

   Common Units issued in
     connection with public offering               2,100,000          51,197          517                            51,714

   Common Units issued in
     connection with incentive
     compensation  plan                               40,064           1,090                                          1,090
                                                  ----------       ---------      -------           --------      ---------
Balance June 30, 2004                             54,473,272       $ 339,527      $ 8,669            $ 2,106      $ 350,302
                                                  ==========       =========      =======           ========      =========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

1.    BASIS OF PRESENTATION

      The condensed consolidated financial statements include the accounts of AmeriGas Partners, L.P. ("AmeriGas Partners") and its principal operating subsidiaries AmeriGas Propane, L.P. ("AmeriGas OLP") and AmeriGas OLP's subsidiary, AmeriGas Eagle Propane, L.P. ("Eagle OLP"). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. AmeriGas OLP and Eagle OLP are collectively referred to herein as "the Operating Partnerships," and AmeriGas Partners, the Operating Partnerships and all of their subsidiaries are collectively referred to herein as "the Partnership" or "we." We eliminate all significant intercompany accounts and transactions when we consolidate. We account for AmeriGas Propane, Inc.'s (the "General Partner's") 1.01% interest in AmeriGas OLP and an unrelated third party's approximate 0.1% limited partner interest in Eagle OLP as minority interests in the condensed consolidated financial statements. The Partnership's 50% ownership interest in Atlantic Energy, Inc. ("Atlantic Energy"), the owner of a propane storage terminal located in Chesapeake, Virginia, is accounted for by the equity method.

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

      NET INCOME PER UNIT. Net income per unit is computed by dividing net income, after deducting the General Partner's interest in AmeriGas Partners, by the weighted average number of limited partner units outstanding.

      Effective April 2004, the Partnership adopted Emerging Issues Task Force Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"), which results in the calculation of net income per limited partner unit for each period according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner and a dilution of the earnings to the limited partners. Due to the seasonality of the

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

      propane business, the dilutive effect of EITF 03-6 on net income per limited partner unit will typically impact the first three fiscal quarters. EITF 03-6 is not expected to impact net income per limited partner unit for the fiscal year. The dilutive effect of EITF 03-6 on net income per limited partner unit was $(0.10) and $(0.03) for the nine months ended June 30, 2004 and 2003, respectively.

      Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under AmeriGas Propane, Inc. incentive compensation plans.

      COMPREHENSIVE (LOSS) INCOME. The following table presents the components of comprehensive (loss) income for the three and nine months ended June 30, 2004 and 2003:

                                             Three Months Ended              Nine Months Ended
                                                   June 30,                        June 30,
                                          -------------------------      -----------------------------
                                             2004           2003            2004               2003
                                          ----------      ---------      -----------     -------------
Net (loss) income                         $  (24,132)     $ (27,414)     $   124,667     $     103,374
Other comprehensive income (loss)              4,025          1,571            6,423            (9,010)
                                          ----------      ---------      -----------     -------------
Comprehensive (loss) income               $  (20,107)     $ (25,843)     $   131,090     $      94,364
                                          ----------      ---------      -----------     -------------

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

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

      We use the intrinsic value method prescribed by APB 25 for our unit-based employee compensation plans. We recorded unit-based compensation expense of $72 and $556 during the three and nine months ended June 30, 2004, respectively, and $618 and $1,641 during the three and nine months ended June 30, 2003, respectively. If we had determined unit-based compensation expense under the fair value method prescribed by SFAS 123, net (loss) income and basic and diluted (loss) income per limited partner unit for the three and nine months ended June 30, 2004 and 2003 would have been as follows:

                                                      Three Months Ended             Nine Months Ended
                                                           June 30,                      June 30,
                                                   -------------------------      -------------------------
                                                      2004           2003           2004          2003
                                                   -----------    ----------      ----------   ------------
Net (loss) income as reported                      $   (24,132)   $  (27,414)     $  124,667   $    103,374
Add:  Unit-based employee compensation
    expense included in reported
    net income                                              72           618             556          1,641

Deduct: Total stock and unit-based
    employee compensation expense
    determined under the fair
    value method for all awards                           (216)         (726)           (941)        (1,972)
                                                   -----------    ----------      ----------   ------------
Pro forma net (loss) income                        $   (24,276)   $  (27,522)     $  124,282   $    103,043
                                                   -----------    ----------      ----------   ------------

Basic (loss) income per limited partner unit:
    As reported                                    $     (0.45)   $    (0.54)     $     2.25   $       2.03
    Pro forma                                      $     (0.45)   $    (0.55)     $     2.24   $       2.03

Diluted (loss) income per limited partner unit:
    As reported                                    $     (0.45)   $    (0.54)     $     2.24   $       2.03
    Pro forma                                      $     (0.45)   $    (0.55)     $     2.24   $       2.02
                                                   -----------    ----------      ----------   ------------

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

2.    ACQUISITIONS

      On October 1, 2003, AmeriGas OLP acquired substantially all of the retail propane distribution assets and business of Horizon Propane LLC ("Horizon Propane") for total cash consideration of $31,044. In December 2003, AmeriGas OLP paid Horizon Propane a working capital adjustment of $111 in accordance with the Asset Purchase Agreement. During its fiscal year ended June 30, 2003, Horizon Propane sold over 30 million gallons of propane from ninety locations in twelve states. In addition, several smaller acquisitions of retail propane businesses were completed during the nine months ended June 30, 2004. The pro forma effect of all of these transactions is not material.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

3.    COMMON UNIT ACTIVITY

      On May 26, 2004, AmeriGas Partners sold 2,000,000 Common Units in an underwritten public offering at a public offering price of $25.61 per unit. On June 10, 2004, the underwriters partially exercised their overallotment option in the amount of 100,000 Common Units. The net proceeds of the public offering totaling $51,197 and the associated capital contributions from the General Partner totaling $1,045 were contributed to AmeriGas OLP and used to reduce indebtedness under its bank credit agreement and for general partnership purposes.

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

4.    INTANGIBLE ASSETS

      The Partnership's intangible assets comprise the following:

                                    June 30,   September 30,
                                     2004         2003
                                   ---------    ---------
Subject to amortization:
     Customer relationships and
          noncompete agreements    $  42,470    $  38,966
     Accumulated amortization        (15,120)     (11,934)
                                   ---------    ---------
                                   $  27,350    $  27,032
                                   ---------    ---------

Not subject to amortization:
     Goodwill                      $ 513,395    $ 509,155
     Excess reorganization value      93,320       93,320
                                   ---------    ---------
                                   $ 606,715    $ 602,475
                                   ---------    ---------

      The increases in intangible assets during the nine months ended June 30, 2004 resulted from Partnership business acquisitions. Amortization expense of intangible assets was $1,067 and $3,186 for the three and nine months ended June 30, 2004, respectively, and $745 and $2,297 for the three and nine months ended June 30, 2003, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2004 - $4,196; Fiscal 2005 - $3,838; Fiscal 2006 -
      $3,450; Fiscal 2007 - $2,816; Fiscal 2008 - $2,586.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

5.    RELATED PARTY TRANSACTIONS

      Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $71,509 and $234,946 during the three and nine months ended June 30, 2004, respectively, and $68,553 and $215,750 during the three and nine months ended June 30, 2003, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

      UGI Corporation ("UGI") provides certain financial and administrative services to the General Partner. UGI bills the General Partner for these direct and indirect corporate expenses and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $2,154 and $7,686 during the three and nine months ended June 30, 2004, respectively, and $2,455 and $6,699 during the three and nine months ended June 30, 2003, respectively. In addition, UGI and certain of its subsidiaries provide office space and automobile liability insurance to the Partnership. These expenses totaled $679 and $1,919 during the three and nine months ended June 30, 2004, respectively, and $441 and $1,315 during the three and nine months ended June 30, 2003, respectively.

      The Partnership purchases propane on behalf of Atlantic Energy. Atlantic Energy reimburses AmeriGas OLP for its purchases plus interest as Atlantic Energy sells such propane to third parties or to AmeriGas OLP itself. The total dollar value of propane purchased on behalf of Atlantic Energy was $3,875 and $25,108 during the three and nine months ended June 30, 2004, respectively, and $941 and $11,764 during the three and nine months ended June 30, 2003, respectively. Purchases of propane by AmeriGas OLP from Atlantic Energy during the three and nine months ended June 30, 2004 totaled $3,091 and $25,125, respectively, and during the three and nine months ended June 30, 2003 totaled $2,240 and $20,898, respectively.

      The General Partner also provides other services to Atlantic Energy including accounting, insurance and other administrative services and is reimbursed for the related costs. Such costs were not material during the three and nine months ended June 30, 2004 or 2003. On occasion, AmeriGas OLP enters into product cost hedging contracts on behalf of Atlantic Energy. When these contracts are settled, AmeriGas OLP is reimbursed the cost of any losses, or distributes the proceeds of any gains, to Atlantic Energy. Amounts due from Atlantic Energy at June 30, 2004, September 30, 2003 and June 30, 2003 totaled $1,421, $2,042 and $772, respectively.
      Amounts due from Atlantic Energy are included in accounts receivable - related parties in the Condensed Consolidated Balance Sheets.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

6.    LONG-TERM DEBT

      In April 2004, AmeriGas OLP repaid $53,750 of maturing First Mortgage Notes. In conjunction with this repayment, in April 2004, AmeriGas Partners issued $28,000 face amount of 8.875% Senior Notes due 2011 at an effective rate of 7.18%, and contributed the net proceeds of $30,135 to AmeriGas OLP.

      In April 2003, AmeriGas OLP repaid $53,750 of maturing First Mortgage Notes. In conjunction with this repayment, AmeriGas Partners issued $32,000 face amount of 8.875% Senior Notes due 2011 at an effective interest rate of 7.72% and contributed the net proceeds of $33,680, including debt premium, to AmeriGas OLP.

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

7.    COMMITMENTS AND CONTINGENCIES

      The Partnership has succeeded to certain lease guarantee obligations of Petrolane relating to Petrolane's divestiture of non-propane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $13,000 at June 30, 2004. These leases expire through 2010 and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. In December 1999, Texas Eastern filed for dissolution under the Delaware General Corporation Law. PanEnergy Corporation ("PanEnergy"), Texas Eastern's sole stockholder, subsequently assumed all of Texas Eastern's liabilities as of December 20, 2002, to the extent of the value of Texas Eastern's assets transferred to PanEnergy as of that date (which was estimated to exceed $94,000), and to the extent that such liabilities arise within ten years from Texas Eastern's date of dissolution. Notwithstanding the dissolution proceeding, and based on Texas Eastern previously having satisfied directly defaulted lease obligations without the Partnership's having to honor its guarantee, we believe that the probability that the Partnership will be required to directly satisfy the lease obligations subject to the indemnification agreement is remote.

      On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the "2001 Acquisition") pursuant to the terms of a purchase agreement (the "2001 Acquisition Agreement") by and among

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

      Columbia Energy Group ("CEG"), Columbia Propane Corporation ("Columbia Propane"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc. ("CPH," and together with Columbia Propane and CPLP, the "Company Parties"), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the "Buyer Parties"). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the "1999 Acquisition Agreement"), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, "National General Partners") against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the "1999 Acquisition") or the operation of the business after the 1999 Acquisition ("National Claims"). At June 30, 2004, the potential amount payable under this indemnity by the Company Parties was approximately $61,000. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009.

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

      We also have other contingent liabilities, pending claims and legal action arising in the normal course of our business. We cannot predict with certainty the final results of these matters. However, it is reasonably possible that some of them could be resolved unfavorably to us. Although management currently believes that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amount of future operating results and cash flows.

8.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2003, the Financial Accounting Standards Board ("FASB") revised Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was originally issued in January 2003 and clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 was effective immediately for

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

      variable interest entities created or obtained after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, FIN 46 was effective beginning with our interim period ended March 31, 2004. If certain conditions are met, FIN 46 requires the primary beneficiary to consolidate certain variable interest entities. The Partnership has not created or obtained any variable interest entities prior to, or after January 31, 2003. Therefore, the adoption of FIN 46 did not affect the Partnership's financial position or results of operations.

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                 June 30,     September 30,
                                                                   2004           2003
                                                                  ------         ------
ASSETS

        Cash                                                      $1,000         $1,000

                                                                  ------         ------
                Total assets                                      $1,000         $1,000
                                                                  ======         ======


STOCKHOLDER'S  EQUITY

        Common stock, without par value; 100 shares authorized,
                issued and outstanding                            $   --         $   --
        Additional paid-in capital                                 1,000          1,000
                                                                  ------         ------
                Total stockholder's equity                        $1,000         $1,000
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

As of November 21, 2003, AmeriGas Partners and AmeriGas Finance have an effective unallocated shelf registration statement with the Securities and Exchange Commission under the Securities Act of 1933 under which AmeriGas Partners may issue up to $446,219,000 of debt or equity securities. AmeriGas Finance will be the co-obligor of the debt securities, if any, issued pursuant to the registration statement.

AmeriGas Partners owns all 100 shares of AmeriGas Finance common stock outstanding.

                          AMERIGAS EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                               June 30,        September 30,
                                                                 2004              2003
                                                                ------            ------
ASSETS

      Cash                                                      $1,000            $1,000
                                                                ------            ------
              Total assets                                      $1,000            $1,000
                                                                ======            ======

STOCKHOLDER'S  EQUITY

      Common stock, without par value; 100 shares authorized,
              issued and outstanding                            $   --            $   --
      Additional paid-in capital                                 1,000             1,000
                                                                ------            ------
              Total stockholder's equity                        $1,000            $1,000
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

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                 June 30,     September 30,
                                                                   2004           2003
                                                                  ------         ------
ASSETS

        Cash                                                      $1,000         $1,000
                                                                  ------         ------
                Total assets                                      $1,000         $1,000
                                                                  ======         ======

STOCKHOLDER'S  EQUITY

        Common stock, without par value; 100 shares authorized,
            issued and outstanding                                $   --         $   --
        Additional paid-in capital                                 1,000          1,000
                                                                  ------         ------
                Total stockholder's equity                        $1,000         $1,000
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

                            AMERIGAS PARTNERS, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

Information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements use forward-looking words such as "believe," "plan," "anticipate," "continue," "estimate," "expect," "may," "will," or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.

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

                             AMERIGAS PARTNERS, L.P.

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership's results of operations for (1) the three months ended June 30, 2004 ("2004 three-month period") with the three months ended June 30, 2003 ("2003 three-month period") and (2) the nine months ended June 30, 2004 ("2004 nine-month period") with the nine months ended June 30, 2003 ("2003 nine-month period"). AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp. have nominal assets and do not conduct any operations. Their sole purpose is to serve as co-obligors for debt securities issued by AmeriGas Partners, L.P. Accordingly, discussions of the results of operations and financial condition and liquidity of these entities are not presented.

2004 THREE-MONTH PERIOD COMPARED WITH 2003 THREE-MONTH PERIOD

                                                                        Increase
Three Months Ended June 30,                        2004     2003       (Decrease)
(millions of dollars)                            --------  --------  --------------
Gallons sold (millions):
   Retail                                           175.2     182.4     (7.2)  (3.9)%
   Wholesale                                         55.0      21.7     33.3  153.5%
                                                 --------  --------  -------
                                                    230.2     204.1     26.1   12.8%
                                                 ========  ========  =======

Revenues:
   Retail propane                                $  247.9  $  244.2  $   3.7    1.5%
   Wholesale propane                                 34.6      13.5     21.1  156.3%
   Other                                             32.6      29.4      3.2   10.9%
                                                 --------  --------  -------
                                                 $  315.1  $  287.1  $  28.0    9.8%
                                                 ========  ========  =======

Total margin (a)                                 $  131.1  $  129.2  $   1.9    1.5%
EBITDA (b)                                       $   16.1  $   12.6  $   3.5   27.8%
Operating loss                                   $   (4.0) $   (6.5) $   2.5   38.5%
Net loss                                         $  (24.1) $  (27.4) $   3.3   12.0%
Heating degree days - % warmer than normal(c)        (8.0)     (0.5)      --     --

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

                             AMERIGAS PARTNERS, L.P.

      The following table includes reconciliations of net loss to EBITDA for the periods presented:

                                                     Three Months Ended
                                                          June 30,
                                                 --------------------------
                                                   2004            2003
                                                 ---------     ------------
Net loss                                         $   (24.1)    $      (27.4)
Income tax benefit                                    (0.2)            (0.3)
Interest expense                                      20.5             21.5
Depreciation                                          18.6             17.8
Amortization                                           1.3              1.0
                                                 ---------     ------------
EBITDA                                           $    16.1     $       12.6
                                                 =========     ============

(c) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the United States, excluding Alaska.

Weather based upon heating degree days was 8.0% warmer than normal during the 2004 three-month period compared to weather that was essentially normal in the prior year three-month period. Notwithstanding the beneficial effects of acquisitions, retail propane volumes sold decreased 7.2 million gallons in the 2004 three-month period due primarily to the warmer than normal weather and price related conservation. Low margin wholesale volumes increased 33.3 million gallons primarily reflecting the effects of product cost hedging activities.

Retail propane revenues increased $3.7 million reflecting a $13.3 million increase due to higher average selling prices partially offset by a $9.6 million decrease due to the lower retail volumes sold. Wholesale propane revenues increased $21.1 million principally reflecting the higher volumes sold due to product cost hedging activities. Selling prices in the 2004 three-month period were higher than in the prior-year three-month period as the industry continues to experience unusually high propane product costs resulting from, among other things, higher crude oil and natural gas prices. Total cost of sales increased $26.1 million primarily reflecting the previously mentioned increase in wholesale volumes sold and higher propane product costs. Total margin increased $1.9 million principally due to higher average retail propane unit margins partially offset by the lower retail volumes sold.

EBITDA increased $3.5 million in the 2004 three-month period reflecting (1) the previously mentioned increase in total margin, (2) a $1.0 million decrease in operating and administrative expenses and (3) a $0.6 million increase in other income. The decrease in operating and administrative expenses was due to the absence of $3.0 million of expenses associated with initiating the management realignment in June 2003, the continued beneficial effects on operating expenses of the realignment and lower incentive compensation expenses. These decreases were partially offset by incremental operating and administrative expenses associated with the Horizon Propane and Active Propane acquisitions. Operating loss in the 2004 three-month period improved less than the increase in EBITDA due to higher depreciation and amortization expense related to recent acquisitions and higher depreciation associated with PPX(R).

                             AMERIGAS PARTNERS, L.P.

2004 NINE-MONTH PERIOD COMPARED WITH 2003 NINE-MONTH PERIOD

                                                                         Increase
Nine Months Ended June 30,                    2004       2003           (Decrease)
                                          ----------  ----------  -----------------
(millions of dollars)
Gallons sold (millions):
     Retail                                    883.6       900.0     (16.4)    (1.8)%
     Wholesale                                 200.3       188.7      11.6      6.1 %
                                          ----------  ----------  --------
                                             1,083.9     1,088.7      (4.8)    (0.4)%
                                          ==========  ==========  ========
Revenues:
     Retail propane                       $  1,221.8  $  1,150.2  $   71.6      6.2 %
     Wholesale propane                         138.1       113.2      24.9     22.0 %
     Other                                     103.1        94.3       8.8      9.3 %
                                          ----------  ----------  --------
                                          $  1,463.0  $  1,357.7  $  105.3      7.8 %
                                          ==========  ==========  ========

Total margin                              $    619.3  $    595.7  $   23.6      4.0 %
EBITDA (a)                                $    247.3  $    223.8  $   23.5     10.5 %
Operating income                          $    189.5  $    173.5  $   16.0      9.2 %
Net income                                $    124.7  $    103.4  $   21.3     20.6 %
Heating degree days - % (warmer) colder
    than normal                                 (4.6)        0.9        --       --

(a) The following table includes reconciliations of net income to EBITDA for the periods presented:

                               Nine Months Ended
                                    June 30,
                               -----------------
                                2004        2003
                                ----        ----
Net income                     $  124.7 $  103.4
Income tax expense (benefit)        0.3     (0.4)
Interest expense                   62.8     66.0
Depreciation                       55.6     51.8
Amortization                        3.9      3.0
                               -------- --------
EBITDA                         $  247.3 $  223.8
                               ======== ========

Based upon heating degree day data, temperatures in the 2004 nine-month period were 4.6% warmer than normal compared to temperatures that were 0.9% colder than normal in the prior-year nine-month period. Notwithstanding volume growth from acquisitions, retail propane volumes sold decreased slightly in the 2004 nine-month period due principally to the effects of the warmer weather in the 2004 nine-month period. Low margin wholesale volumes increased 11.6 million gallons primarily reflecting the effects of product cost hedging activities.

Retail propane revenues increased $71.6 million as a $92.6 million increase due to higher average selling prices was partially offset by a $21.0 million decrease due to the lower retail volumes sold. Wholesale propane revenues increased $24.9 million due to a $17.9 million increase due to higher average selling prices and a $7.0 million increase due to the higher volumes sold relating to product cost hedging activities. Retail and wholesale selling prices were higher during the 2004 nine-month period principally as a result of the continued high propane product costs within the industry. Although total propane volumes decreased slightly, total cost of sales increased $81.7 million reflecting the effects of higher propane product costs, the

                             AMERIGAS PARTNERS, L.P.

previously mentioned increase in wholesale volumes sold and, to a lesser extent, greater costs associated with increased non-propane sales and services.

Total margin increased $23.6 million as a result of (1) recent acquisitions and higher average retail propane unit margins on reduced gallons sold and (2) a $4.3 million increase in margin from non-propane sales and services. Notwithstanding the previously mentioned increase in propane product costs, retail and wholesale propane unit margins were higher than in the 2003 nine-month period reflecting the effects of higher average selling prices.

EBITDA increased $23.5 million in the 2004 nine-month period reflecting (1) the previously mentioned increase in total margin, (2) a $4.4 million increase in other income, and (3) the absence of a $3.0 million loss on extinguishment of long-term debt in the prior year nine-month period. These increases were partially offset by a $7.3 million increase in operating and administrative expenses principally due to higher compensation and distribution expenses resulting from the impact of Horizon Propane and other recent acquisitions, partially offset by the absence of $3.0 million of expenses associated with initiating the management realignment in June 2003 and the continued beneficial effects on operating expenses of the realignment. Other income in the 2004 nine-month period includes greater income from finance charges and higher earnings from our equity investment in Atlantic Energy, while other income in the prior year nine-month period was reduced by a $1.0 million charge associated with the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations."

Operating income in the 2004 nine-month period increased less than the increase in EBITDA due to higher depreciation and amortization expense related to recent acquisitions, higher depreciation associated with PPX(R) and the absence of the aforementioned loss on extinguishment of long-term debt. Net income in the 2004 nine-month period increased to $124.7 million from $103.4 million in the 2003 nine-month period due to (1) the increase in operating income, (2) a $3.2 million decrease in interest expense, and (3) the absence of the aforementioned $3.0 million loss on extinguishment of long-term debt in the 2003 nine-month period. Interest expense decreased principally as a result of lower long-term debt outstanding.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's long-term debt outstanding at June 30, 2004 totaled $901.6 million (including current maturities of $59.5 million) compared to $927.3 million (including current maturities of $58.7 million) at September 30, 2003. In April 2004, AmeriGas OLP repaid $53.8 million of maturing First Mortgage Notes. In conjunction with this repayment, in April 2004, AmeriGas Partners issued $28 million face amount of 8.875% Senior Notes due 2011 at an effective rate of 7.18%, and contributed the net proceeds of $30.1 million to AmeriGas OLP.

AmeriGas OLP's Credit Agreement expires on October 15, 2006 and consists of (1) a $100 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so

                             AMERIGAS PARTNERS, L.P.

used, for working capital and general purposes. There were no borrowings outstanding under the Revolving Credit Facility at June 30, 2004. AmeriGas OLP's short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating season months due to the need to fund higher levels of working capital. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount of available borrowing capacity, totaled $42.8 million at June 30, 2004.

AmeriGas OLP also has a credit agreement with the General Partner to borrow up to $20 million on an unsecured, subordinated basis, for working capital and general purposes. UGI has agreed to contribute up to $20 million to the General Partner to fund such borrowings.

AmeriGas Partners periodically issues debt and equity securities and expects to continue to do so. It has issued debt securities and common units in underwritten public offerings in each of the last three fiscal years. Most recently, it has issued debt securities in April 2004 and issued common units in an underwritten public offering in May 2004. The Partnership has effective debt and equity shelf registration statements with the SEC under which it may issue up to an additional (1) 1.4 million AmeriGas Partners Common Units and (2) up to $446.2 million of debt or equity securities pursuant to an unallocated shelf registration statement.

During the nine months ended June 30, 2004, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") on all limited partner units for the quarters ended September 30, 2003, December 31, 2003 and March 31, 2004. The MQD for the quarter ended June 30, 2004 will be paid on August 18, 2004 to holders of record on August 10, 2004. The ability of the Partnership to declare and pay the MQD on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve and the cost of propane.

CASH FLOWS

OPERATING ACTIVITIES. The Partnership had cash and cash equivalents totaling $23.3 million at June 30, 2004 compared to $45.9 million at September 30, 2003. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership's investment in working capital, principally accounts receivable and inventories, is generally greatest. Accordingly, cash flows from operating activities during the nine months ended June 30, 2004 are not necessarily indicative of cash flows to be expected for a full year. The Partnership uses its Credit Agreement to satisfy its seasonal cash flow needs. Cash flow provided by operating activities increased to $109.0 million during the 2004 nine-month period from $87.2 million in the prior-year nine-month period due to improved operating results. Cash flow from operating activities before changes in working capital was $191.7 million in the 2004 nine-month period compared to $169.2 million in the prior-year nine-month period. Cash required to fund changes in operating working capital during

                             AMERIGAS PARTNERS, L.P.

the 2004 nine-month period totaled $82.7 million, comparable to the $82.0 million required in the prior-year nine-month period.

INVESTING ACTIVITIES. We spent $44.6 million for property, plant and equipment (including maintenance capital expenditures of $15.1 million and growth capital expenditures of $29.5 million) during the nine months ended June 30, 2004 compared to $43.4 million (including maintenance capital expenditures of $16.2 million and growth capital expenditures of $27.2 million) during the prior-year nine-month period. The slight increase is due to greater expenditures relating to growth initiatives partially offset by lower PPX(R) capital expenditures associated with purchases of overfill protection devices ("OPDs"). The increase in proceeds received from disposals of assets reflects the sale of three district locations during the 2004 nine-month period. During the nine months ended June 30, 2004, the Partnership acquired Horizon Propane and several smaller propane distribution businesses for $33.4 million.

FINANCING ACTIVITIES. Cash flow used by financing activities was $61.5 million in the 2004 nine-month period compared to $36.2 million in the prior-year period. Financing activity is primarily the result of repayments and issuances of long-term debt, borrowings under our Credit Agreement, issuances of Common Units and distributions on limited partner units.

In April 2004, AmeriGas OLP repaid $53.8 million face amount of maturing First Mortgage Notes. In conjunction with this repayment, AmeriGas Partners issued $28 million face amount of 8.875% Senior Notes due 2011 at an effective rate of 7.18%, and contributed the net proceeds of $30.1 million to AmeriGas OLP.

In May 2004, AmeriGas Partners sold 2,000,000 Common Units in an underwritten public offering. In June 2004, the underwriters partially exercised their overallotment option in the amount of 100,000 Common Units. The net proceeds of the public offering and the related capital contribution from the General Partner were contributed to AmeriGas OLP and used to reduce indebtedness under its Credit Agreement and for general partnership purposes.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") revised Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was originally issued in January 2003 and clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 was effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, FIN 46 was effective beginning with our interim period ended March 31, 2004. If certain conditions are met, FIN 46 requires the primary beneficiary to consolidate certain variable interest entities. The Partnership has not created or obtained any variable interest entities prior to, or after January 31, 2003. Therefore, the adoption of FIN 46 did not affect the Partnership's financial position or results of operations.

Effective April 2004, the Partnership adopted Emerging Issues Task Force Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"), which results in the calculation of net income per limited partner unit for each period according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above

                             AMERIGAS PARTNERS, L.P.

certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilutive effect of EITF 03-6 on net income per limited partner unit will typically impact the first three fiscal quarters. EITF 03-6 is not expected to impact net income per limited partner unit for the fiscal year.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial market risks include commodity prices for propane and interest rates on borrowings.

The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership's profitability is sensitive to changes in propane supply costs, and the Partnership generally attempts to pass on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully, particularly when product costs rise rapidly. In order to reduce volatility of the Partnership's propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership are generally settled at expiration of the contract. In order to minimize credit risk associated with derivative commodity contracts, we monitor established credit limits with the contract counterparties. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

The Partnership has both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact its cash flows.

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

                             AMERIGAS PARTNERS, L.P.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at June 30, 2004. Fair values reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at June 30, 2004. The table also includes the changes in fair value that would result if there were an adverse change of ten percent in (1) the market price of propane and (2) interest rates on ten-year U.S. treasury notes:

                                                     Fair    Change in
                                                    Value   Fair Value
                                                    -----   ----------
                                                 (Millions of dollars)
June 30, 2004:
     Propane commodity price risk                   $ 2.7      $ (6.5)
     Interest rate risk                               2.0        (3.9)
                                                    -----      ------

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

                             AMERIGAS PARTNERS, L.P.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   List of Exhibits:

            10.1 AmeriGas Propane, Inc. Executive Employee Severance Pay Plan, as amended December 15, 2003.

            10.2 AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., as amended December 15, 2003.

            10.3 UGI Corporation 2004 Omnibus Equity Compensation Plan, effective as of January 1, 2004. (Incorporated by reference to Exhibit 99.1 of UGI Corporation's Registration Statement No. 333-118147).

            10.4 UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of December 16, 2003. (Incorporated by reference to Exhibit
                  10.2 of UGI Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2004).

            31.1 Certification by the Chief Executive Officer relating to the Registrants' Report on Form 10-Q for the quarter ended June 30, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification by the Chief Financial Officer relating to the Registrants' Report on Form 10-Q for the quarter ended June 30, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            *32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------

* This Exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

                             AMERIGAS PARTNERS, L.P.

(b) The Registrant furnished and filed information in a Current Report on Form 8-K during the third quarter of fiscal year 2004 as follows:

DATE                    ITEM NUMBER(s)         CONTENT
----                    --------------         -------
April 28, 2004          12                     Press release reporting financial results for the fiscal
                                               quarter ended March 31, 2004

April 29, 2004          5, 7                   Underwriting Agreement dated April 22, 2004 and Fourth
                                               Supplemental Indenture dated April 27, 2004 pertaining
                                               to AmeriGas Partners, L.P. 8.875% Series B Senior Notes
                                               due 2011.

May 24, 2004            5, 7                   Underwriting Agreement dated May 20, 2004, pertaining to
                                               AmeriGas Partners, L.P. Common Unit offering.

                             AMERIGAS PARTNERS, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                       AmeriGas Partners, L.P.
                                       -------------------------
                                       (Registrant)

                                       By:      AmeriGas Propane, Inc.,
                                                as General Partner

Date:  August 13, 2004                 By: /s/ Martha B. Lindsay
                                           -----------------------
                                       Martha B. Lindsay
                                       Vice President - Finance
                                       and Chief Financial Officer

                                       By: /s/ Richard R. Eynon
                                           -----------------------
                                       Richard R. Eynon
                                       Controller and Chief Accounting Officer

                                       AmeriGas Finance Corp.
                                       --------------------------
                                       (Registrant)

Date:  August 13, 2004                 By: /s/ Martha B. Lindsay
                                           -----------------------
                                       Martha B. Lindsay
                                       Vice President - Finance
                                       and Chief Financial Officer

                                       By: /s/ Richard R. Eynon
                                           -------------------------------
                                       Richard R. Eynon
                                       Controller and Chief Accounting Officer

                                       AmeriGas Eagle Finance Corp.
                                       -----------------------------
                                       (Registrant)

Date:  August 13, 2004                 By: /s/ Martha B. Lindsay
                                           -------------------------------
                                       Martha B. Lindsay
                                       Vice President - Finance
                                       and Chief Financial Officer

                                       By: /s/ Richard R. Eynon
                                           ----------------------------------
                                       Richard R. Eynon
                                       Controller and Chief Accounting Officer

                             AMERIGAS PARTNERS, L.P.

                                       AP Eagle Finance Corp.
                                       ----------------------------------
                                       (Registrant)

Date:  August 13, 2004                 By: /s/ Martha B. Lindsay
                                          -------------------------------
                                       Martha B. Lindsay
                                       Vice President - Finance
                                       and Chief Financial Officer

                                       By: /s/ Richard R. Eynon
                                           ----------------------------
                                       Richard R. Eynon
                                       Controller and Chief Accounting Officer

                             AMERIGAS PARTNERS, L.P.

                                 EXHIBIT INDEX

10.1 AmeriGas Propane, Inc. Executive Employee Severance Pay Plan, as amended December 15, 2003.

10.2 AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., as amended December 15, 2003.

10.3 UGI Corporation 2004 Omnibus Equity Compensation Plan, effective as of January 1, 2004. (Incorporated by reference to Exhibit 99.1 of UGI Corporation's Registration Statement No. 333-118147).

10.4 UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of December 16, 2003. (Incorporated by reference to Exhibit 10.2 of UGI Corporation's Quarterly Report on Form 10-Q for the period ended June 30,
      2004).

31.1 Certification by the Chief Executive Officer relating to the Registrants' Report on Form 10-Q for the quarter ended June 30, 2004, pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer relating to the Registrants' Report on Form 10-Q for the quarter ended June 30, 2004, pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

*32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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