Form 10-K
period 2004-09-30
AP EAGLE FINANCE CORP; AMERIGAS FINANCE CORP; AMERIGAS EAGLE FINANCE CORP; AMERIGAS PARTNERS LP
filed 2004-12-14
CIK 1161868, 945792, 1161869, 932628

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

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

         TITLE OF CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Units representing limited             New York Stock Exchange,Inc.
       partner interests

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

The aggregate market value of AmeriGas Partners, L.P. Common Units held by nonaffiliates of AmeriGas Partners, L.P. on March 31, 2004 was approximately $1,563,865,441. At December 1, 2004, there were outstanding 54,477,272 Common Units representing limited partner interests.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the AmeriGas Partners, L.P. Annual Report for the year ended September 30, 2004 are incorporated by reference in Part II of this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

================================================================================

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
PART I:                .............................................................................     1

         Item 1.       Business.....................................................................     1

         Item 2.       Properties...................................................................    10

         Item 3.       Legal Proceedings............................................................    10

         Item 4.       Submission of Matters to a Vote of Security Holders..........................    11

PART II:               .............................................................................    12

         Item 5.       Market for Registrant's Common Units, Related Security
                       Holder Matters and Issuer Purchases of Equity Securities.....................    12

         Item 6.       Selected Financial Data......................................................    14

         Item 7.       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations..........................................    15

         Item 7A.      Quantitative and Qualitative Disclosures About Market
                       Risk.........................................................................    28

         Item 8.       Financial Statements and Supplementary Data..................................    28

         Item 9.       Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure..........................................    28

         Item 9A.      Controls and Procedures......................................................    28

         Item 9B.      Other Information............................................................    28

PART III:              .............................................................................    29

         Item 10.      Directors and Executive Officers of the General Partner......................    29

         Item 11.      Executive Compensation.......................................................    34

         Item 12.      Security Ownership of Certain Beneficial Owners and
                       Management...................................................................    44

         Item 13.      Certain Relationships and Related Transactions...............................    47

         Item 14.      Principal Accountant Fees and Services.......................................    49

PART IV:               .............................................................................    51

         Item 15.      Exhibits and Financial Statement Schedules...................................    51

                       Signatures...................................................................    59

                       Index to Financial Statements and Financial Statement
                       Schedules...................................................................    F-2

                                      (ii)

PART I:

ITEM  1. BUSINESS

GENERAL

      AmeriGas Partners, L.P. ("AmeriGas Partners" or the "Partnership") is a publicly traded limited partnership formed under Delaware law on November 2, 1994. We are the largest retail propane distributor in the United States, distributing more than one billion gallons of propane annually. As of September 30, 2004, we served approximately 1.3 million residential, commercial, industrial, agricultural and motor fuel customers from approximately 650 district locations in 46 states.

      We are a holding company and we conduct our business principally through our subsidiary, AmeriGas Propane, L.P. ("AmeriGas OLP") and its subsidiary, AmeriGas Eagle Propane, L.P. ("Eagle OLP" and together with AmeriGas OLP, the "Operating Partnership"), both Delaware limited partnerships. Our common units ("Common Units"), which represent limited partner interests, are traded on the New York Stock Exchange under the symbol "APU." Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-7000. In this report, the terms "Partnership" and "AmeriGas Partners," as well as the terms "our," "we," and "its," are used sometimes as abbreviated references to AmeriGas Partners, L.P. itself or AmeriGas Partners, L.P. and its consolidated subsidiaries, including the Operating Partnership.

      AmeriGas Propane, Inc. is our general partner (the "General Partner") and is responsible for managing our operations. The General Partner is a wholly owned subsidiary of UGI Corporation ("UGI"), a public company listed on the New York Stock Exchange and the Philadelphia Stock Exchange. Through various subsidiaries, UGI has been in the propane distribution business for over 40 years. The General Partner has an effective 46% ownership interest in the Partnership. See Notes 1 and 2 to the Partnership's Consolidated Financial Statements.

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

BUSINESS STRATEGY

      Our strategy is to increase market share through acquisitions and internal growth, leverage our national and local economies of scale, and achieve operating efficiencies through productivity improvements. We regularly consider and evaluate opportunities for growth through the acquisition of local, regional and national propane distributors. Acquisitions are an important part of our strategy, because only modest growth in total demand for propane is foreseen. We may choose to finance future acquisitions with debt, equity, cash or a combination of the three.

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

GENERAL PARTNER INFORMATION

      The Partnership's website can be found at www.amerigas.com. The Partnership makes available free of charge at this website (under the "Investor Relations & Corporate Governance - SEC filings" caption) copies of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K. The General Partner's Principles of Corporate Governance, Code of Ethics for the Chief Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics for Directors, Officers and Employees, and charters of the Corporate Governance, Audit and Compensation/Pension Committees of the Board of Directors of the General Partner are also available on the Partnership's website, under the caption "Investor Relations & Corporate Governance - Corporate Governance." All of these documents are also available free of charge by writing to Robert W. Krick, Vice President and Treasurer, AmeriGas Propane, Inc., P.O. Box 965, Valley Forge, PA 19482.

FORWARD-LOOKING STATEMENTS

      Some information contained in this Annual Report on Form 10-K may contain forward-looking statements. Such statements use forward-looking words such as "believe," "plan," "anticipate," "continue," "estimate," "expect," "may," "will," or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.

      A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane, and the capacity to transport propane to our market areas; (3) changes in laws and regulations, including safety, tax and accounting matters; (4) competitive pressures from the same and alternative energy sources; (5) failure to acquire new customers thereby reducing or limiting an increase in revenues;
(6) liability for environmental claims; (7) customer conservation measures and improvements in energy efficiency and technology resulting in reduced demand;
(8) adverse labor relations; (9) large customer, counterparty or supplier defaults; (10) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia; (11) political, regulatory and economic conditions in the United States and foreign countries; and (12) interest rate fluctuations and other capital market conditions.

      These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

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

PRODUCTS, SERVICES AND MARKETING

      As of September 30, 2004, the Partnership distributed propane to approximately 1.3 million customers from locations in 46 states. The Partnership also sells, installs and services propane appliances, including heating systems. In certain markets, the Partnership also installs and services propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not available. Districts generally consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the United States. It is also licensed as a carrier in Canada.

      The Partnership sells propane primarily to five markets: residential, commercial/industrial, motor fuel, agricultural and wholesale. Approximately 82% of the Partnership's fiscal year 2004 sales (based on gallons sold) were to retail accounts and approximately 18% were to wholesale customers. Sales to residential customers in fiscal 2004 represented approximately 42% of retail gallons sold; industrial/commercial customers 33%; motor fuel customers 12%; and agricultural customers 7%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 6% of 2004 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of the Partnership's consolidated revenues.

      The Partnership continues to expand its PPX Prefilled Propane Xchange program ("PPX (R)"). At September 30, 2004, PPX was available at approximately 21,800 retail locations throughout the United States. Sales of our PPX grill cylinders to retailers are included in the commercial/industrial market. The PPX program enables consumers to exchange their empty 20-pound propane grill cylinders for filled cylinders at various retail locations such as home centers, mass merchandisers and grocery and convenience stores.

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

PROPANE SUPPLY AND STORAGE

      The Partnership has over 200 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership's sources historically have been readily available. During the year ended September 30, 2004, over 90% of the Partnership's propane supply was purchased under supply agreements with terms of 1 to 3 years. Approximately 83% of the volumes purchased under those agreements were from 10 suppliers, including BP Products North America Inc. and its affiliate BP Marketing Inc. (approximately 28%); Dynegy Midstream Services (approximately 17%); and Enterprise Products Operating LP and its affiliate Canadian Enterprises Gas Products Ltd. (approximately 14%). The availability of propane supply is dependent upon, among other things, the severity of winter weather, the price and availability of competing fuels such as natural gas and crude oil, and the availability of imported supply. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during fiscal year 2005. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be affected. Aside from BP, Dynegy and Enterprise Products, no single supplier provided more than 10% of the Partnership's total propane supply in fiscal year 2004. In certain market areas, however, some suppliers provide 70% to 80% of the Partnership's requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership's margins.

      During fiscal year 2004, 92% of the Partnership's supply contracts provided for pricing based upon (i) index formulas using the current prices established at major storage points such as Mont Belvieu, Texas, or Conway, Kansas, or (ii) posted prices at the time of delivery. In addition, some agreements provided maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices, will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges, to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at large storage facilities in Arizona, Pennsylvania and Virginia, as well as at smaller facilities in several other states.

      Because the Partnership's profitability is sensitive to changes in wholesale propane costs, the Partnership generally seeks to pass on increases in the cost of propane to customers. There is no assurance, however, that the Partnership will always be able to pass on product cost increases fully, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events. The General Partner has adopted supply acquisition and product cost risk management practices to reduce the effect of volatility on selling prices. These practices currently include the use of summer storage, forward purchases and derivative commodity instruments such as options and propane price swaps. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures."

      The following graph shows the average prices of propane on the propane spot market during the last five fiscal years at Mont Belvieu, Texas and Conway, Kansas, two major storage areas.

                       AVERAGE PROPANE SPOT MARKET PRICES

                      [AVERAGE PROPANE SPOT PRICES CHART]

         Mont Belvieu   Conway
Oct-99     45.4550     43.3900
Nov-99     43.4410     38.7780
Dec-99     42.9532     35.2314
Jan-00     56.1090     42.2140
Feb-00     59.7500     47.2630
Mar-00     51.1820     47.8180
Apr-00       46.88       43.64
May-00       51.31       50.81
Jun-00       55.47       56.22
Jul-00       54.88       56.29
Aug-00       58.54       63.52
Sep-00       64.21       70.95
Oct-00       61.82       64.05
Nov-00       60.71       60.45
Dec-00       77.63       79.75
Jan-01       77.27       83.03
Feb-01       59.39       63.03
Mar-01       54.94       57.12
Apr-01       54.37       60.26
May-01       51.20       56.90
Jun-01       43.17       47.70
Jul-01       38.87       43.27
Aug-01       41.54       45.71
Sep-01       41.67       46.53
Oct-01       39.48       44.19
Nov-01       33.04       35.19
Dec-01       30.43       30.34
Jan-02       29.05       26.60
Feb-02       31.20       27.92
Mar-02       37.95       35.93
Apr-02       41.52       40.07
May-02       40.69       38.09
Jun-02       37.51       35.25
Jul-02       37.19       35.47
Aug-02       41.49       41.53
Sep-02       47.17       45.93
Oct-02       47.95       47.12
Nov-02       47.26       48.01
Dec-02       52.40       52.32
Jan-03       60.38       57.70
Feb-03       77.30       73.03
Mar-03       62.77       57.09
Apr-03       50.42       50.28
May-03       54.09       55.41
Jun-03       55.98       59.71
Jul-03       53.01       58.90
Aug-03       54.84       63.63
Sep-03       52.00       59.44
Oct-03       55.44       65.21
Nov-03       54.66       58.12
Dec-03       62.87       64.15
Jan-04       74.35       67.56
Feb-04       69.98       61.99
Mar-04       58.64       56.35
Apr-04       60.62       58.55
May-04       67.65       64.37
Jun-04       67.12       64.27
Jul-04       74.21       71.65
Aug-04       83.84       86.44
Sep-04       80.18       81.98


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

      The retail propane industry is mature, with only modest growth in total demand for the product foreseen. Therefore, the Partnership's ability to grow within the industry is dependent on its ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the PPX program (through which consumers can exchange an empty propane grill cylinder for a filled one) and Strategic Accounts program (through which the Partnership encourages large, multi-location propane users to enter into a supply agreement with it rather than with many small suppliers), as well as the success of its sales and marketing programs designed to attract and retain customers. The failure of the Partnership to retain and grow its customer base would have an adverse effect on its results.

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

      Based on the most recent annual survey by the American Petroleum Institute, the 2002 domestic retail market for propane (annual sales for other than chemical uses) was approximately 11.9 billion gallons and, based on LP-GAS magazine rankings, 2003 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 36% of domestic retail sales. Management believes the Partnership's 2004 retail volume represents 9% of the domestic retail market.

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

SEASONALITY

      Because many customers use propane for heating purposes, the Partnership's retail sales volume is seasonal, with approximately 59% of the Partnership's fiscal year 2004 retail sales volume occurring during the five-month peak heating season from November through March. As a result of this seasonality, sales are higher in the Partnership's first and second fiscal quarters (October 1 through March 31). Cash receipts are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

      Sales volume for the Partnership traditionally fluctuates from year-to-year in response to variations in weather, prices, competition, customer mix and other factors, such as conservation efforts and general economic conditions. For historical information on national weather statistics, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GOVERNMENT REGULATION

      The Partnership is subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane and the operation of bulk storage LPG terminals. These laws include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or, the "Superfund Law"), the Clean Air Act, the Occupational Safety and Health Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA imposes joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a "hazardous substance" into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and state environmental laws. However, the Partnership owns and operates real property where such hazardous substances may exist. See Notes 2 and 10 to the Partnership's Consolidated Financial Statements.

      All states in which the Partnership operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. The Partnership conducts training programs to help ensure that its operations are in compliance with applicable governmental regulations. With respect to general operations, National Fire Protection Association ("NFPA") Pamphlets No. 54 and No. 58, which establish a set of rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in a majority of the states in which the Partnership operates. The latest version of NFPA Pamphlet No. 58, adopted by a number of states, requires certain stationary cylinders that are filled in place to be re-qualified periodically. Management believes that the policies and procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.

      With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. These regulations cover the security of and transportation of hazardous materials and are administered by the United States Department of Transportation ("DOT"). The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT's pipeline safety code applies to, among other things, a propane gas system which supplies 10 or more customers from a single source and a propane gas system any portion of which is located in a public place. The code requires operators of all gas systems to provide training and written instructions for employees, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and keep records of inspections and testing. Operators are subject to the Pipeline Safety Improvement Act of 2002, which, among other things, protects from adverse employment actions employees who provide information to their employers or to the federal government as to pipeline safety.

EMPLOYEES

      The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At

September 30, 2004, the General Partner had approximately 6,100 employees, including approximately 330 temporary and part-time employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership.

ITEM  2. PROPERTIES

      As of September 30, 2004, the Partnership owned approximately 89% of its district locations. In addition, the Partnership subleases three one-million barrel underground storage caverns in Arizona to store propane and butane for itself and third parties. The Partnership also owns a 600,000 barrel refrigerated, above-ground storage facility located on leased property in California. The California facility, which the Partnership operates, is currently leased to several refiners for the storage of butane.

      The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2004, the Partnership operated a transportation fleet with the following assets:

APPROXIMATE QUANTITY      EQUIPMENT TYPE                   % OWNED    % LEASED
--------------------      --------------                   -------    --------
      430                 Trailers                           94           6
      240                 Tractors                           39          61
      180                 Railroad tank cars                  0         100
    2,600                 Bobtail trucks                     19          81
      350                 Rack trucks                        20          80
    2,150                 Service and delivery trucks        21          79

      Other assets owned at September 30, 2004 included approximately 900,000 stationary storage tanks with typical capacities of 121 to 2,000 gallons and approximately 2.3 million portable propane cylinders with typical capacities of 1 to 120 gallons. The Partnership also owned approximately 5,300 large volume tanks which are used for its own storage requirements. AmeriGas OLP has debt secured by liens and mortgages on its real and personal property. AmeriGas OLP owns approximately 67% of the Partnership's property, plant and equipment.

ITEM  3. LEGAL PROCEEDINGS

      With the exception of the matter set forth below, no material legal proceedings are pending involving the Partnership, any of its subsidiaries, or any of their properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of the Partnership's business.

      Swiger, et al. v. UGI/AmeriGas, Inc. et al. Plaintiffs Samuel and Brenda Swiger and their son (the "Swigers") sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as "UGI/AmeriGas, Inc."), in the Circuit Court of Monongalia County, West Virginia (Civil Action No. 98-C-298), in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney's fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, allegedly resulting from the defendants' failure to install underground propane lines at depths required by applicable safety standards. The court recently granted the plaintiffs' motion to include customers acquired from Columbia Propane in August 2001 as additional potential class members, and to amend their complaint to name additional parties consistent with such ruling. In 2003, the defendants settled the individual personal injury and property damage claims of the Swigers. Class counsel has indicated that the class is seeking compensatory damages in excess of $12 million plus punitive damages, civil penalties and attorneys' fees. The defendants believe they have good defenses to the claims of the class members and intend to vigorously defend against the remaining claims in this lawsuit.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the last fiscal quarter of the 2004 fiscal year.

PART  II:

ITEM 5. MARKET FOR REGISTRANT'S COMMON UNITS, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                                   PRICE RANGE                  CASH
2004 FISCAL YEAR              HIGH              LOW         DISTRIBUTION
----------------             ------            ------       ------------
Fourth Quarter               $29.64            $25.91          $0.55
Third Quarter                 29.98             25.09           0.55
Second Quarter                30.19             27.84           0.55
First Quarter                 28.37             24.80           0.55

                                    PRICE RANGE                  CASH
2003 FISCAL YEAR              HIGH               LOW         DISTRIBUTION
----------------             ------            ------        ------------
Fourth Quarter               $27.13            $22.50           $0.55
Third Quarter                 27.25             24.00            0.55
Second Quarter                25.09             23.30            0.55
First Quarter                 24.73             20.25            0.55

      As of November 1, 2004, there were 1,549 record holders of the Partnership's Common Units. Effective November 18, 2002, the Partnership's subordinated units, representing limited partner interests, were converted to Common Units.

      The Partnership makes quarterly distributions to its partners in an aggregate amount equal to its Available Cash, as defined in the Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., which is an exhibit to this report. Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter, less the amount of cash reserves established by the General Partner in its reasonable discretion for future cash requirements. Certain reserves are maintained to provide for the payment of principal and interest under the terms of the Partnership's debt agreements and other reserves may be maintained to provide for the proper conduct of the Partnership's business, and to provide funds for distribution during the next four fiscal quarters. The information concerning restrictions on distributions required by Item 5 of this report is incorporated herein by reference to Notes 4 and 5 to the Partnership's Consolidated Financial Statements which are incorporated herein by reference. Prior to the termination of the subordination period effective November 18, 2002, Distributions of Available Cash to the General Partner on its subordinated units, representing limited partner interests ("Subordinated Units") were subject to the prior rights of holders of the Common Units to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the subordination period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the subordination period. In December 2002, the General Partner determined that the cash-based performance and distribution requirements for termination of the subordination period were achieved in respect of the quarter ended September 30, 2002. As a result, effective November 18, 2002, the subordinated units held by the General Partner were converted to Common Units.

PARTNERSHIP TAX MATTERS

     As required by federal tax regulations, the Partnership changed its taxable year-end from September 30 to December 31. Accordingly, Common Unitholders who owned Common Units during the 12-month period ended September 30, 2004 and the 3-month period ending December 31, 2004 will receive two 2004 Federal Schedule K-1s in March 2005. If a Common Unitholder receives two 2004 K-1s, he or she should combine the K-1s and report the total on his or her 2004 federal income tax return. In future years, Unitholders of the Partnership will receive one K-1 covering the calendar year.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                  Year Ended
                                                                                  September 30,
                                                     ---------------------------------------------------------------------
                                                        2004           2003          2002          2001 (a)      2000 (a)
                                                     -----------    ------------  -----------    -----------   -----------
                                                                    (Thousands of dollars, except per unit)
FOR  THE  PERIOD:
INCOME STATEMENT DATA:
     Revenues                                        $ 1,775,900    $ 1,628,424   $ 1,307,880    $ 1,418,364   $ 1,120,056
     Income before accounting changes                $    91,854    $    71,958   $    55,366    $    53,015   $    15,196
     Cumulative effect of accounting changes (b)               -              -             -         12,494             -
                                                     -----------    -----------   -----------    -----------   -----------
     Net income (c) (d)                              $    91,854    $    71,958   $    55,366    $    65,509   $    15,196
                                                     ===========    ===========   ===========    ===========   ===========
     Limited partners' interest
        in net income                                $    90,935    $    71,238   $    54,812    $    64,854   $    15,044
     Income per limited partner
        unit - basic and diluted:
        Income before accounting changes             $      1.71    $      1.42   $      1.12    $      1.18   $      0.36
        Cumulative effect of accounting changes                -              -             -           0.28             -
                                                     -----------    -----------   -----------    -----------   -----------
        Net income (c) (d)                           $      1.71    $      1.42   $      1.12    $      1.46   $      0.36
                                                     ===========    ===========   ===========    ===========   ===========
     Cash distributions declared
        per limited partner unit                     $      2.20    $      2.20   $      2.20    $      2.20   $      2.20

AT  PERIOD  END:
BALANCE SHEET DATA:
     Current assets                                  $   298,116    $   250,244   $   238,401    $   241,935   $   197,347
     Total assets                                      1,550,227      1,496,088     1,486,176      1,508,097     1,266,722
     Current liabilities (excluding debt)                292,402        253,255       250,984        250,187       181,003
     Total debt                                          901,351        927,286       955,784      1,005,904       887,234
     Minority interests                                    7,749          7,005         6,232          5,641         2,587
     Partners' capital                                   289,038        253,683       228,366        203,505       155,971

OTHER DATA:
     EBITDA  (e)                                     $   255,910    $   234,364   $   209,649    $   220,338   $   157,326
     Capital expenditures (including
        capital leases)                              $    62,303    $    53,429   $    53,472    $    39,204   $    30,427
     Retail propane gallons sold (millions)              1,059.1        1,074.9         987.5          866.8         817.7
     Degree days - % (warmer) colder
          than normal (f)                                   (4.9)           0.2         (10.0)           2.6         (13.7)

(a) Arthur Andersen LLP audited the Partnership's consolidated financial statements for 2001 and 2000.

(b) Includes cumulative effect of accounting changes associated with the Partnership's changes in accounting for tank fee revenue and tank installation costs and the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

(c) Pro forma net income and net income per limited partner unit after applying retroactively the changes in accounting for tank installation costs and tank fee revenue are as follows: 2000 - $14,989 and $0.35, respectively.

(d) SFAS No. 142, "Goodwill and Other Intangible Assets," was adopted effective October 1, 2001. Net income and net income per limited partner unit adjusted to reflect the impact of SFAS No. 142 as if it had been adopted at the beginning of the periods presented are as follows: 2001 - $89,079 and $1.98; 2000 - $38,313 and $0.90, respectively.

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

(f) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration
      (NOAA) for 335 airports in the United States, excluding Alaska.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relates to AmeriGas Partners and the Operating Partnerships. AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp. have nominal assets and do not conduct any operations but act as co-obligors of certain AmeriGas Partners' debt securities. Accordingly, discussions of the results of operations and financial condition and liquidity of these entities are not presented. Our MD&A should be read in conjunction with our consolidated financial statements and related notes thereto incorporated by reference in this Annual Report on Form 10-K.

EXECUTIVE SUMMARY

AmeriGas Partners, the largest retail propane marketer in the United States, achieved record financial results during Fiscal 2004. This year's increase in net income per unit reflects the benefits realized from the Partnership's growth and expense containment strategies. The Partnership was able to achieve these results notwithstanding warmer than normal weather and a high product cost environment. Weather and product cost volatility are risks that face all competitors in this industry.

The propane industry is mature, with residential customer growth estimated to be approximately 2%. Given the industry's maturity, the Partnership's growth strategy focuses on acquisition of other propane marketers and internal growth achieved by exploiting its geographical coverage and by offering superior customer service.

During Fiscal 2004, weather was 4.9% warmer than normal and our product costs increased approximately 13% compared to the prior year. The Partnership's earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") grew 9% to $255.9 million compared to Fiscal 2003. The negative effects of warmer winter weather and price-induced customer conservation on propane volumes were partially offset by volume growth from acquisitions and growth in our Prefilled Propane Xchange(R) ("PPX") program, Strategic Accounts and the base business. The Partnership managed its margins effectively during a year of rising propane product costs while experiencing the benefits on operating expenses of the management realignment completed in late Fiscal 2003.

In Fiscal 2005 and beyond, the Partnership will continue to focus on growing its traditional customer base. The Partnership expects to achieve base business growth by improving customer service and the effectiveness of its sales force, while maintaining competitive prices. In addition, the Partnership will control operating and administrative expenses by executing a series of initiatives to enhance productivity.

ANALYSIS OF RESULTS OF OPERATIONS

The following analysis compares the Partnership's results of operations for (1) the year ended September 30, 2004 ("Fiscal 2004") with the year ended September 30, 2003 ("Fiscal 2003") and (2) Fiscal 2003 with the year ended September 30, 2002 ("Fiscal 2002").

The following table provides gallon, weather and certain financial information for the Partnership and should be read in conjunction with "Fiscal 2004 Compared to Fiscal 2003" and "Fiscal 2003 Compared to Fiscal 2002":

                              (Dollars in millions)

                                                 Year Ended September 30,
                                           -----------------------------------
                                              2004         2003        2002
                                           ----------   ----------  ----------
Gallons sold (millions):
         Retail                               1,059.1      1,074.9       987.5
         Wholesale                              225.0        209.8       195.3
                                           ----------   ----------  ----------
                                              1,284.1      1,284.7     1,182.8
                                           ==========   ==========  ==========

Revenues:
         Retail propane                    $  1,480.1   $  1,375.5  $  1,102.8
         Wholesale propane                      159.6        127.1        88.8
         Other                                  136.2        125.8       116.3
                                           ----------   ----------  ----------
                                           $  1,775.9   $  1,628.4  $  1,307.9
                                           ==========   ==========  ==========

Total margin (a)                           $    746.7   $    718.1  $    654.8
EBITDA (b)                                 $    255.9   $    234.4  $    209.6
Operating income                           $    176.7   $    164.0  $    145.3
Net income                                 $     91.9   $     72.0  $     55.4
Degree days - % (warmer) colder
         than normal (c)                         (4.9)%        0.2%      (10.0)%

(a)   Total margin represents total revenues less total cost of sales.

(b) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to compare the Partnership's operating performance with other companies within the propane industry and to evaluate our ability to meet loan covenants. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. The following table includes reconciliations of net income to EBITDA for the fiscal years presented:

                                                 Year Ended September 30,
                                           -----------------------------------
                                              2004         2003        2002
                                           ----------   ----------  ----------
Net income                                 $     91.9   $     72.0  $     55.4
Income tax expense                                0.2          0.6         0.3
Interest expense                                 83.2         87.2        87.8
Depreciation                                     75.5         70.4        62.0
Amortization                                      5.1          4.2         4.1
                                           ----------   ----------  ----------
EBITDA                                     $    255.9   $    234.4  $    209.6
                                           ==========   ==========  ==========

(c) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the United States, excluding Alaska.

FISCAL 2004 COMPARED WITH FISCAL 2003

Based upon heating degree day data, temperatures in Fiscal 2004 were 4.9% warmer than normal compared to temperatures that were essentially normal in Fiscal 2003. Retail propane volumes sold during Fiscal 2004 decreased slightly compared to Fiscal 2003 as the effects of warmer than normal winter weather more than offset volume growth from acquisitions, principally the October 2003 acquisition of Horizon Propane LLC ("Horizon Propane"). In addition, Fiscal 2004 retail propane volumes were also negatively affected by customer conservation driven by record-high propane product costs. Low margin wholesale volumes increased primarily reflecting greater product cost hedging activities.

Retail propane revenues increased $104.6 million as a $124.8 million increase due to higher average selling prices was partially offset by a $20.2 million decrease due to the lower retail volumes sold. Wholesale propane revenues increased $32.5 million reflecting (1) a $23.3 million increase due to higher average selling prices and (2) a $9.2 million increase due to the higher volumes sold relating to product cost hedging activities. In Fiscal 2004, the propane industry experienced sustained higher propane product costs which resulted in higher average retail and wholesale selling prices. Total propane cost of sales increased $115.4 million principally reflecting the effects of significantly higher propane product costs.

Despite lower retail volumes sold as a result of the warmer weather, total margin increased $28.6 million due to higher average retail propane margins per gallon and greater margin from non-propane sales and services. As a result of significantly higher propane product costs, the Partnership increased average retail selling prices realizing higher average margins per gallon while remaining competitive in the marketplace. Average PPX margin per gallon decreased in Fiscal 2004 as selling prices were lowered in response to competition in the marketplace. The effects of lower average PPX selling prices on PPX margin per gallon were partially offset by effective cost management initiatives. Margin from non-propane sales and services increased $6.9 million principally reflecting higher margin from tank rentals, PPX cylinder sales and hauling and terminal sales and services.

EBITDA increased $21.5 million in Fiscal 2004 reflecting (1) the previously mentioned increase in total margin, (2) the absence of a $3.0 million loss on extinguishment of long-term debt incurred in Fiscal 2003, and (3) a $2.8 million increase in other income. These increases were partially offset by a $12.6 million increase in operating and administrative expenses principally due to higher compensation, distribution, administrative and general insurance expenses, partially offset by the absence of $3.8 million of expenses associated with initiating the management realignment in Fiscal 2003 and the continued beneficial effects on Fiscal 2004 operating expenses of the realignment. Although EBITDA is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America, management believes EBITDA is a meaningful non-GAAP financial measure used by investors to compare the Partnership's operating performance with other companies within the propane industry and to evaluate the Partnership's ability to meet loan covenants. Other income in Fiscal 2004 increased principally due to greater income from finance charges.

Operating income in Fiscal 2004 increased $12.7 million as the previously mentioned increases in margin and other income were partially offset by (1) higher depreciation and amortization expense related to recent acquisitions, (2) higher depreciation associated with PPX and (3) the aforementioned increase in operating expenses. Net income in Fiscal 2004 increased to $91.9 million from $72.0 million in Fiscal 2003 due to the increase in operating income, a $4.0 million decrease in interest expense and the absence of the $3.0 million loss on extinguishment of long-term debt incurred in Fiscal 2003. Interest expense decreased principally as a result of lower long-term debt outstanding.

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

The $63.3 million increase in total margin is principally due to the higher propane gallons sold and, to a lesser extent, slightly higher average retail propane unit margins. Notwithstanding the previously mentioned significant increase in the commodity price of propane, retail propane unit margins were slightly higher than the prior year reflecting the effects of the higher average selling prices and the benefits of favorable propane product cost hedging activities.

EBITDA increased $24.8 million in Fiscal 2003 reflecting the previously mentioned increase in total margin and a $4.6 million increase in other income partially offset by a $40.6 million increase in operating and administrative expenses and a $2.3 million increase in losses associated with early extinguishments of long-term debt. Operating and administrative expenses increased principally due to higher medical and general insurance expenses, higher distribution expenses as a result of the previously mentioned greater retail volumes, and higher incentive compensation and uncollectible accounts expenses. In addition, the Partnership incurred $3.8 million of costs during Fiscal 2003 associated with a realignment of the Partnership's management structure announced in June 2003. Other income in Fiscal 2003 includes a gain of $1.1 million from the settlement of certain hedge contracts and greater income from finance charges and asset sales while other income in the prior year was reduced by a $2.1 million loss from declines in the value of propane commodity option contracts. Operating income in Fiscal 2003 increased less than the increase in EBITDA due to higher depreciation expense principally associated with PPX partially offset by the previously mentioned increase in losses associated with early extinguishments of long-term debt. Net income increased $16.6 million reflecting the increase in operating income partially offset by the previously mentioned increase in losses associated with the early extinguishments of long-term debt.

FINANCIAL CONDITION AND LIQUIDITY

CAPITALIZATION AND LIQUIDITY

The Partnership's debt outstanding at September 30, 2004 totaled $901.4 million. There were no amounts outstanding under AmeriGas OLP's Credit Agreement at September 30, 2004.

AmeriGas OLP's Credit Agreement expires on October 15, 2008 and consists of (1) a $100 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the AmeriGas Partners Senior Notes indentures. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $45.9 million at September 30, 2004. AmeriGas OLP's short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital.

AmeriGas OLP also has a credit agreement with the General Partner to borrow up to $20 million on an unsecured, subordinated basis, for working capital and general purposes. UGI has agreed to contribute up to $20 million to the General Partner to fund such borrowings.

AmeriGas Partners periodically issues debt and equity securities and expects to continue to do so. It has issued debt securities and Common Units in underwritten public offerings in each of the last three fiscal years. Most recently, it issued debt securities in April 2004 and Common Units in May 2004, both in underwritten public offerings. Proceeds of public offerings are used to reduce indebtedness and for general Partnership purposes, including funding acquisitions.

AmeriGas Partners has effective debt and equity shelf registration statements with the U.S. Securities and Exchange Commission ("SEC") under which it may issue up to an additional (1) 1.4 million AmeriGas Partners Common Units and (2) up to $446.2 million of debt or equity pursuant to an unallocated shelf registration statement.

AmeriGas OLP must maintain certain financial ratios in order to borrow under its Credit Agreement including a minimum interest coverage ratio and a maximum debt to EBITDA ratio, as defined. AmeriGas OLP's ratios calculated as of September 30, 2004 permit it to borrow up to the maximum amount available. For a more detailed discussion of the Partnership's credit facilities, see Note 5 to Consolidated Financial Statements. Based upon existing cash balances, cash expected to be generated from operations, borrowings available under its Credit Agreement, and the expected refinancing of its maturing long-term debt, the Partnership's management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs in Fiscal 2005.

PARTNERSHIP DISTRIBUTIONS

The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter in a total amount equal to its Available Cash for such quarter. Available Cash generally means:

   1. all cash on hand at the end of such quarter,

   2. plus all additional cash on hand as of the date of determination resulting from borrowings after the end of such quarter,

   3. less the amount of cash reserves established by the General Partner in its reasonable discretion.

Since its formation in 1995, the Partnership has paid the Minimum Quarterly Distribution of $0.55 ("MQD") on all limited partner units outstanding. The amount of Available Cash needed annually to pay the MQD on all units and the general partner interests in Fiscal 2004, 2003 and 2002 was approximately $118 million, $112 million and $109 million, respectively. Based upon the number of Partnership units outstanding on September 30, 2004, the amount of Available Cash needed annually to pay the MQD on all units and the general partner interests is approximately $120 million. A reasonable proxy for the amount of cash available for distribution that is generated by the Partnership can be calculated by subtracting from the Partnership's EBITDA (1) interest expense and
(2) capital expenditures needed to maintain operating capacity. Partnership distributable cash as calculated under this method for Fiscal 2004, 2003 and 2002 is as follows:

Year Ended September 30,                      2004         2003        2002
------------------------                   ----------   ----------  ----------
(Millions of dollars)
Net income                                 $     91.9   $     72.0  $     55.4
Income tax expense                                0.2          0.6         0.3
Interest expense                                 83.2         87.2        87.8
Depreciation                                     75.5         70.4        62.0
Amortization                                      5.1          4.2         4.1
                                           ----------   ----------  ----------
EBITDA                                          255.9        234.4       209.6
Interest expense                                (83.2)       (87.2)      (87.8)
Maintenance capital expenditures                (23.1)       (22.0)      (20.7)
                                           ----------   ----------  ----------
Distributable cash                         $    149.6   $    125.2  $    101.1
                                           ----------   ----------  ----------

Although distributable cash is a reasonable estimate of the amount of cash available for distribution by the Partnership, it does not reflect, among other things, the impact of changes in working capital and the amount of distributable cash used to finance growth capital expenditures, which can significantly affect cash available for distribution. Distributable cash should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management believes distributable cash is a meaningful non-GAAP measure for evaluating the Partnership's ability to declare and pay the MQD pursuant to the terms of the Partnership Agreement. The Partnership's definition of distributable cash may be different from that used by other companies. Although the level of distributable cash in Fiscal 2002 was less than the full MQD, other sources of cash, including cash from equity offerings and borrowings and changes in working capital, were more than sufficient to permit the Partnership to pay the full MQD. The ability of the Partnership to pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Credit Agreement, to refinance maturing debt and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.

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

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

The Partnership has certain contractual cash obligations that extend beyond Fiscal 2004 including obligations associated with long-term debt, lease obligations and propane supply contracts. The following table presents significant contractual cash obligations as of September 30, 2004 (in millions):

                                                           Payments Due by Period
                                 --------------------------------------------------------------------------
                                                 Less than         2 - 3            4 - 5           After
                                    Total          1 year          years            years          5 years
                                 ----------      ----------      ----------      ----------      ----------
Long-term debt                   $    886.0      $     57.0      $    169.1      $    178.0      $    481.9
Operating leases                      194.5            40.7            64.4            44.3            45.1
Propane supply contracts               12.8            12.8               -               -               -
                                 ----------      ----------      ----------      ----------      ----------
Total                            $  1,093.3      $    110.5      $    233.5      $    222.3      $    527.0
                                 ----------      ----------      ----------      ----------      ----------


CASH FLOWS

OPERATING ACTIVITIES. Due to the seasonal nature of the Partnership's business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane consumed during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership's investment in working capital, principally accounts receivable and inventories, is generally greatest. The Partnership uses its Revolving Credit Facility to satisfy its seasonal operating cash flow needs. Cash flow from operating activities was $177.7 million in Fiscal 2004, $139.3 million in Fiscal 2003 and $159.5 million in Fiscal 2002. Cash flow from operating activities before changes in operating working capital was $179.9 million in Fiscal 2004, $153.3 million in Fiscal 2003 and $122.8 million in Fiscal 2002. Changes in operating working capital used $2.3 million and $14.0 million of operating cash flow in Fiscal 2004 and 2003, and provided $36.7 million in Fiscal 2002, respectively. The increase in Fiscal 2004 and 2003 working capital cash needs primarily reflects the effects of higher propane product costs on customer accounts receivable, inventories and accounts payable.

INVESTING ACTIVITIES. Cash flow used in investing activities was $90.5 million in Fiscal 2004, $72.5 million in Fiscal 2003 and $44.4 million in Fiscal 2002. We spent $61.7 million for property, plant and equipment (comprising $23.1 million of maintenance capital expenditures and $38.6 million of growth capital expenditures) in Fiscal 2004 compared to expenditures of $52.9 million (comprising maintenance capital expenditures of $22.0 million and growth capital expenditures of $30.9 million) in Fiscal 2003. Proceeds from disposals of assets increased $6.3 million principally due to strategic divestitures of certain district locations. During Fiscal 2004, the Partnership acquired Horizon Propane and several other propane distribution businesses for total cash consideration of $42.6 million.

FINANCING ACTIVITIES. Cash flow used by financing activities was $92.4 million in Fiscal 2004, $68.3 million in Fiscal 2003 and $100.3 million in Fiscal 2002. Financing activity cash flow is primarily the result of repayments and issuances of long-term debt, borrowings under our Credit Agreement, distributions on limited partner units and proceeds from issuances of Common Units.

In April 2004, AmeriGas OLP repaid $53.8 million face amount of maturing First Mortgage Notes. In conjunction with this repayment, AmeriGas Partners issued $28 million face amount of 8.875% Senior Notes due 2011 at an effective rate of 7.18%, and contributed the net proceeds of $30.1 million to AmeriGas OLP.

In May 2004, AmeriGas Partners sold 2,000,000 Common Units in an underwritten public offering at a public offering price of $25.61 per unit. In June 2004, the underwriters partially exercised their overallotment option in the amount of 100,000 Common Units. The net proceeds of the public offering totaling $51.2 million and the associated capital contributions from the General Partner were contributed to AmeriGas OLP and used to reduce indebtedness under its bank credit agreement and for general partnership purposes.

RELATED PARTY TRANSACTIONS

Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc. ("AEH"), the general partner of AmeriGas Eagle Propane, L.P. ("Eagle OLP"), and AmeriGas Propane, Inc. (the "General Partner"), the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $304.6 million in 2004, $284.3 million in 2003 and $262.4 million in 2002, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI Corporation ("UGI") provides certain financial and administrative services to the General Partner. UGI bills the General Partner for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $11.3 million in 2004, $8.3 million in 2003 and $6.3 million in 2002. In addition, UGI and certain of its subsidiaries provide office space and automobile liability insurance to the Partnership. These expenses totaled $2.7 million in 2004, $1.7 million in 2003 and $1.5 million in 2002.

Subsequent to the Columbia Propane acquisition and prior to the sale of the Partnership's 50% ownership interest in Atlantic Energy (see Note 17 to Consolidated Financial Statements), the Partnership purchased propane on behalf of Atlantic Energy, Inc. ("Atlantic Energy"). Atlantic Energy reimbursed AmeriGas OLP for its purchases plus interest as Atlantic Energy sold such propane to third parties or to AmeriGas OLP itself. The total dollar value of propane purchased on behalf of Atlantic Energy was $30.0 million, $17.2 million and $11.4 million in 2004, 2003 and 2002, respectively. Purchases of propane by AmeriGas OLP from Atlantic Energy during 2004, 2003 and 2002 totaled $29.3 million, $23.9 million and $12.1 million, respectively.

In November 2004, in conjunction with the Partnership's sale of its 50% ownership interest in Atlantic Energy, UGI Asset Management, Inc. ("UGI Asset Management") and AmeriGas OLP entered into a Product Sales Agreement whereby UGI Asset Management has agreed to sell and AmeriGas OLP has agreed to purchase a minimum of 25 million gallons of propane annually at the Atlantic Energy terminal in Chesapeake, Virginia. The Product Sales Agreement will take effect on April 1, 2005 and continue for a primary term of five years with an option to extend the agreement for up to an additional five years. The price to be paid for product purchased under the agreement will be determined annually using a contractual formula that takes into account published index prices and the locational value of deliveries at the Atlantic Energy terminal.

Prior to the sale of Atlantic Energy, the General Partner provided it with other services including accounting, insurance and other administrative services and was reimbursed for the related costs. Such costs were not material during 2004, 2003 or 2002. In addition, AmeriGas OLP entered into product cost hedging contracts on behalf of Atlantic Energy. When these contracts were settled, AmeriGas OLP was reimbursed the cost of any losses, or distributed the proceeds of any gains, to Atlantic Energy.

Amounts due from Atlantic Energy at September 30, 2004 and 2003 totaled $2.8 million and $2.0 million, respectively, which amounts are included in accounts receivable - related parties in the Consolidated Balance Sheets.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are expected to have an effect on the Partnership's financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our variable rate debt includes borrowings under AmeriGas OLP's Credit Agreement. This agreement has interest rates that are generally indexed to short-term market interest rates. At September 30, 2004 and 2003, there were no borrowings outstanding under this agreement.

Based upon weighted average borrowings outstanding under these agreements during Fiscal 2004 and Fiscal 2003, an increase in short-term interest rates of 100 basis points (1%) would have increased our interest expense by $0.2 million during each fiscal year.

The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed rate debt of $36.7 million and $42.6 million at September 30, 2004 and 2003, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair market value of this debt of $38.9 million and $45.5 million at September 30, 2004 and 2003, respectively.

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

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at September 30, 2004 and 2003. It also includes the changes in fair value that would result if there were an adverse change in (1) the market price of propane of 10 cents per gallon and (2) interest rates on ten-year U.S. treasury notes of 50 basis points:

                                                                Change in Fair
                                              Fair Value             Value
                                             ------------       --------------
                                                  (Millions of dollars)
September 30, 2004
         Propane commodity price risk        $       13.1       $        (13.8)
         Interest rate risk                          (1.7)                (3.7)

September 30, 2003
         Propane commodity price risk        $       (0.6)      $        (24.3)
         Interest rate risk                          (0.2)                (2.1)

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

Effective April 2004, the Partnership adopted Emerging Issues Task Force Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"), which results in the calculation of net income per limited partner unit for each period according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilutive effect of EITF 03-6 on net income per limited partner unit will typically impact the first three fiscal quarters. EITF 03-6 did not impact net income per limited partner unit for the 2004 fiscal year.

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

      None.

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

ITEM  9B. OTHER INFORMATION

      Not applicable.

PART III:

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

      We do not directly employ any persons responsible for managing or operating the Partnership. The General Partner and UGI provide such services and are reimbursed for direct and indirect costs and expenses including all compensation and benefit costs. See "Certain Relationships and Related Transactions" and Note 11 to the Partnership's Consolidated Financial Statements.

      The Board of Directors of the General Partner established a committee (the "Audit Committee") consisting of three individuals, currently, Messrs. Marrazzo, Van Dyck and Vincent, who are neither officers nor employees of the General Partner or any affiliate of the General Partner. The Board of Directors of the General Partner has determined that all members of the Audit Committee qualify as "audit committee financial experts" within the meaning of the Securities and Exchange Commission regulations. The Board of Directors considered Mr. Vincent's professional experience to be "other relevant experience" within the meaning of the applicable regulations. See "Directors and Executive Officers of the General Partner" below, for a description of Mr. Vincent's professional experience. Each member of the Audit Committee is "independent" as defined by the New York Stock Exchange listing standards. The Audit Committee has the authority to (i) make determinations or review determinations made by management in transactions that require special approval by the Committee under the terms of the Partnership Agreement and (ii) at the request of the General Partner, review specific matters as to which the General Partner believes there may be a conflict of interest, in order to determine if the resolution of such conflict is fair and reasonable to the Partnership. In addition, the Audit Committee acts on behalf of the Board of Directors in fulfilling its responsibility to:

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

DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

      The following table sets forth certain information with respect to the directors and executive officers of the General Partner. Directors are elected annually by AmeriGas, Inc., as the sole shareholder of the General Partner. AmeriGas, Inc. is a wholly owned subsidiary of UGI. Executive officers are elected for one-year terms. There are no family relationships between any of the directors or any of the executive officers or between any of the executive officers and any of the directors.

    NAME                          AGE                POSITION WITH THE GENERAL PARTNER
    ----                          ---                ---------------------------------
Lon R. Greenberg                  54                 Chairman, Director

Eugene V. N. Bissell              51                 President, Chief Executive Officer
                                                        and Director

Thomas F. Donovan                 71                 Director

Richard C. Gozon                  66                 Director

William J. Marrazzo               55                 Director

James W. Stratton                 68                 Director

Stephen A. Van Dyck               61                 Director

Roger B. Vincent                  59                 Director

William D. Katz                   51                 Vice President - Human Resources

Robert H. Knauss                  51                 Vice President and
                                                        General Counsel and
                                                        Corporate Secretary

Martha B. Lindsay                 52                 Vice President - Finance and
                                                        Chief Financial Officer

David L. Lugar                    47                 Vice President - Supply and Logistics

Carey M. Monaghan                 53                 Vice President - Sales and Marketing

William J. Stanczak               49                 Controller and Chief Accounting Officer

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

      Mr. Bissell is President, Chief Executive Officer and a director of the General Partner (since July 2000). He previously served as Senior Vice President
- Sales and Marketing of the General Partner (October 1999 to July 2000), having served as Vice President - Sales and Operations (1995 to 1999). Previously, he was Vice President - Distributors and Fabrication, BOC Gases (1995), having been Vice President - National Sales (1993 to 1995) and Regional Vice President (Southern Region) for Distributor and Cylinder Gases Division, BOC Gases (1989 to 1993). From 1981 to 1987, Mr. Bissell held various positions with UGI Corporation and its subsidiaries, including Director, Corporate Development. He is a member of the Board of Directors of the National Propane Gas Association.

      Mr. Donovan was elected a director of the General Partner on April 25, 1995. He retired as Vice Chairman of Mellon Bank on January 31, 1997, a position he had held since 1988. He continues to serve as a director of UGI Corporation and UGI Utilities, Inc.

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

      Mr. Marrazzo was elected a director of the General Partner on April 23, 2001. He is Chief Executive Officer and President of WHYY, Inc., a public television and radio company in the nation's fourth largest market (since 1997). Previously, he was Chief Executive Officer and President of Roy F. Weston, Inc. (1988 to 1997); Water Commissioner for the Philadelphia Water Department
(1971 to 1988) and Managing Director for the City of Philadelphia (1983 to
1984). He also serves as a director of American Water Corporation and Woodard & Curran Engineers.

      Mr. Stratton was elected a director of the General Partner on April 25, 1995. He has been the Chairman, Chief Executive Officer and a director of Stratton Management Company (investment advisory and financial consulting firm) since 1972. In addition, Mr. Stratton is a director of UGI Corporation, UGI Utilities, Inc., Stratton Growth Fund, Inc., Stratton Monthly Dividend REIT Shares, Inc., Stratton Small-Cap Value Fund and Teleflex, Inc.

      Mr. Van Dyck was elected a director of the General Partner on June 15, 1995. He is Chairman of the Board of Maritrans Inc. (since 1987) having served as Chief Executive Officer (1987 to 2003). Maritrans is one of the nation's largest independent marine transporters of petroleum. He also serves as a director of the Board of West of England Mutual Insurance Association, the American Petroleum Institute, the Chamber of Shipping of America and Seamans' Church Institute.

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

      Mr. Knauss is Vice President and General Counsel of the General Partner (since October 2003) and UGI Corporation (since September 2003). He is also Corporate Secretary of the General Partner (since 1994). Prior to October 2003, Mr. Knauss served as Vice President - Law and Associate General Counsel of the General Partner (1996 to 2003). Previously he was Group Counsel - Propane (1989 to 1996) of UGI Corporation. He joined UGI Corporation as Associate Counsel in 1985. Before joining UGI Corporation, Mr. Knauss was an associate at the firm of Ballard, Spahr, Andrews & Ingersoll in Philadelphia, Pennsylvania.

      Ms. Lindsay is Vice President - Finance and Chief Financial Officer of the General Partner (since 1998). She previously served as Vice President and Treasurer (1994 to 1997) and as Treasurer (1994) of Tambrands Inc., a manufacturer of personal products. Prior to 1994, Ms. Lindsay held the positions of Assistant Treasurer (1990 to 1993), and Director of Business Development (1987 to 1989) at Tambrands Inc.

      Mr. Lugar is Vice President - Supply and Logistics of the General Partner (since September 2000). Previously, he served as Director - NGL Marketing for Conoco, Inc., where he spent 20 years in increasingly responsible positions in propane marketing, operations, and supply.

      Mr. Monaghan is Vice President - Sales and Marketing of the General Partner (since May 2000). Prior to joining the General Partner, he was Vice President-General Manager, Dry Soup for Campbell Soup Company (since 1997), where he also served as a Business Director and General Manager of a number of Campbell Soup Divisions for the 10 prior years.

      Mr. Stanczak is Controller and Chief Accounting Officer of the General Partner (since September 2004). Previously he held the position of Director-Corporate Accounting and Reporting of UGI Corporation (2003 to 2004). Mr. Stanczak also served as Controller of the Gas Utility Division of UGI Utilities, Inc., a subsidiary of UGI Corporation, from 1991 to 2003.

      UGI Corporation has appointed John L. Walsh, age 49, to the position of President and Chief Operating Officer of UGI effective no later than April 1, 2005. In connection with that appointment, the Corporate Governance Committee of the Board of Directors of the General Partner has recommended that Mr. Walsh be elected to the General Partner's Board of Directors effective on the date he assumes the position of President of UGI. Mr. Walsh is currently Chief

Executive of the Industrial and Special Products Division of The BOC Group plc (industrial gases business) and has been an Executive Director of BOC since 2001. He joined BOC in 1986 as Vice President - Special Gases and has held various senior management positions in BOC including President of Process Gas Solutions, North America (2000 to 2001) and President of BOC Process Plants (1996 to 2000). Prior to joining BOC, Mr. Walsh was a Vice President of UGI's industrial gas division prior to its sale to BOC in 1989. From 1981 until 1986, Mr. Walsh held several management positions with affiliates of UGI.

DIRECTOR INDEPENDENCE

      The Board of Directors of the General Partner has determined that, other than Mr. Bissell and Mr. Greenberg, no director has a material relationship with the Partnership and each is an "independent director" as defined under the rules of the New York Stock Exchange. The Board of Directors established the following guidelines to assist it in determining director independence:

(i) service by a director on the Board of Directors of UGI Corporation and its subsidiaries in and of itself will not be considered to result in a material relationship between such director and the Partnership; and

(ii) if a director serves as an officer, director or trustee of a non-profit organization, charitable contributions to that organization by the Partnership and its affiliates in an amount up to $50,000 per year will not be considered to result in a material relationship between such director and the Partnership.

NON-MANAGEMENT DIRECTORS

      Non-management directors meet at regularly scheduled executive sessions without management present. The General Partner's Principles of Corporate Governance provide that meetings of non-management directors are chaired by the Chair of the Executive Committee. The General Partner's Principles of Corporate Governance are available on the Partnership's website at www.amerigas.com\Investor Relations & Corporate Governance\Principles of Corporate Governance.

COMMUNICATIONS WITH THE BOARD OF DIRECTORS AND NON-MANAGEMENT DIRECTORS

      Interested persons wishing to communicate directly with the Board of Directors or the non-management directors as a group may do so by sending written communications addressed to them c/o AmeriGas Propane, Inc., P.O. Box 965, Valley Forge, PA 19482. Any communications directed to the Board of Directors or the non-management directors as a group from employees or others that concern complaints regarding accounting, internal controls or auditing matters will be handled in accordance with procedures adopted by the Audit Committee of the Board.

      All other communications directed to the Board of Directors or the non-management directors as a group are initially reviewed by the General Counsel. The Chairman of the Corporate Governance Committee is advised promptly of any such communication that alleges misconduct on the part of management or raises legal, ethical or compliance concerns about the policies or practices of the General Partner.

      On a periodic basis, the Chairman of the Corporate Governance Committee receives updates on other communications that raise issues related to the affairs of the Partnership but do not fall into the two prior categories. The Chairman of the Corporate Governance Committee determines which of these communications he would like to see. The Corporate Secretary will maintain a log of all such communications that will be available for review upon request of any member of the Board for one year.

      Typically, the General Partner does not forward to the Board of Directors communications from Unitholders or other parties which are of a personal nature or are not related to the duties and responsibilities of the Board, including junk mail, customer complaints, job inquiries, surveys and polls, and business solicitations.

      These procedures have been posted on the Partnership's website at www.amerigas.com\Investor Relations & Corporate Governance\Contact AmeriGas Propane, Inc. Board of Directors.

SECTION 16(a) - BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires the directors and certain officers of the General Partner and any 10% beneficial owners of the Partnership to send reports of their beneficial ownership of Common Units and changes in beneficial ownership to the Securities and Exchange Commission. Based on our records, we believe that during Fiscal 2004 all of such reporting persons complied with all Section 16(a) filing requirements applicable to them, except that Mr. Stanczak inadvertently omitted from his initial Form 3, 750 phantom restricted units of AmeriGas Partners held by his wife under an employee compensation plan. Mr. Stanczak filed an amended Form 3 to report these phantom units on October 29, 2004.

ITEM  11. EXECUTIVE COMPENSATION

      The following table shows cash and other compensation paid or accrued to the General Partner's Chief Executive Officer and each of its four other most highly compensated executive officers, (collectively, the "Named Executives") for the last three fiscal years.

                                                        SUMMARY COMPENSATION TABLE
                       ---------------------------------------------------------------------------------------------
                                       ANNUAL COMPENSATION               LONG TERM COMPENSATION
                                ---------------------------------  ---------------------------------
                                                                              AWARDS         PAYOUTS
                                                                   -----------------------   -------
                                                         OTHER                  SECURITIES
                                                         ANNUAL    RESTRICTED   UNDERLYING               ALL OTHER
 NAME AND PRINCIPAL    FISCAL                           COMPEN-    UNIT/STOCK    OPTIONS/     LTIP      COMPENSATION
       POSITION         YEAR     SALARY    BONUS (1)   SATION (2)  AWARDS (3)      SARS      PAYOUTS         (4)
-------------------    ------   --------   ----------  ----------  -----------  ----------   -------    ------------
Eugene V. N.            2004    $383,458   $  864,059  $    3,052  $   420,150      52,000      $0      $     86,079
Bissell, President      2003    $372,080   $  245,281  $    2,520  $   238,500      52,500      $0      $     60,277
and Chief Executive                                                $   238,500
Officer                 2002    $352,656   $  109,941  $      585  $   190,145      35,000      $0      $     42,717

Lon R. Greenberg,       2004    $801,788   $1,179,856  $   13,649  $ 1,186,500     180,000      $0      $     42,250
Chairman (5)            2003    $757,008   $1,075,981  $   12,824  $   972,140     180,000      $0      $     28,757
                        2002    $705,015   $  521,092  $   15,342  $   785,200     120,000      $0      $     28,033
                                                                   $   785,200
                                                                   $   785,200

William D. Katz,        2004    $202,023   $  150,500  $    7,605  $    64,423      12,000      $0      $     25,252
Vice President -        2003    $194,038   $   68,211  $    1,350  $    47,700      12,000      $0      $     26,288
Human Resources                                                    $    47,700
                        2002    $184,860   $   32,915  $    5,061  $    38,029       8,000      $0      $     18,008

Robert H. Knauss,       2004    $221,960   $  181,010  $    1,913  $   101,700      19,000      $0      $      4,994
Vice President and      2003    $202,143   $   71,032  $    1,838  $    47,700      12,000      $0      $     27,346
General Counsel (5)                                                $    47,700
                        2002    $196,172   $   34,935  $    1,612  $    38,029       8,000      $0      $     19,117

Martha B. Lindsay,      2004    $200,758   $  140,631  $    3,944  $    64,423      12,000      $0      $     24,139
Vice President -        2003    $196,698   $   69,129  $    1,200  $    47,700      12,000      $0      $     26,774
Finance and Chief                                                  $    47,700
Officer                 2002    $190,060   $   33,840  $    1,908  $    38,029       8,000      $0      $     18,577

(1) Messrs. Greenberg and Knauss participate in the UGI Annual Bonus Plan. All other Named Executives participate in the AmeriGas Propane, Inc. Annual Bonus Plan. Awards under both Plans are for the year reported, regardless of the year paid. Awards under both Plans are based on the achievement of business and/or financial performance objectives which support business plans and goals. Bonus opportunities vary by position and for the fiscal year 2004 ranged from 0 to 150% of base salary for Mr. Bissell, 0 to 196% of base salary for Mr. Greenberg, 0 to 80% of base salary for Mr. Katz, 0 to 104% of base salary for Mr. Knauss, and 0 to 90% of base salary for Ms. Lindsay.

(2)   Amounts represent tax payment reimbursements for certain benefits.

(3) Effective January 1, 2004, the Board of Directors of AmeriGas Propane, Inc. approved phantom performance-contingent restricted Common Unit awards ("Restricted Units") to the Named Executives, other than Messrs. Greenberg and Knauss, under the 2000 AmeriGas Propane, Inc. Long-Term Incentive Plan. Each Restricted Unit represents the right to receive a Common Unit of AmeriGas Partners or an amount based on the value of a Common Unit, if specified performance goals and other conditions are met. Distribution equivalents will accumulate on the Restricted Units awarded. These distribution equivalents may be leveraged based on performance described below. The award has a performance measurement period of January 1, 2004 through December 31, 2006. If the recipient ceases to be employed by the General Partner before December 31, 2006, other than by reason of retirement, disability or death, all awards of Restricted Units and distribution equivalents will be forfeited. The performance requirement is that the Partnership's total unitholder return ("TR") during the relevant measurement period equals the median TR of a peer group of publicly traded limited partnerships. The actual amount of the award may be higher or lower than the original grant, or even zero, based on the Partnership's TR percentile rank relative to that of the partnerships in the peer group. The maximum payout potential is 200% of the original award. At the discretion of the General Partner, Restricted Unit awards may be paid out in Common Units, in cash, or in a combination of Units and cash.

      Effective January 1, 2003, the Board of Directors of AmeriGas Propane, Inc. approved three Restricted Units awards to the Named Executives, other than Mr. Greenberg, under the 2000 AmeriGas Propane, Inc. Long-Term Incentive Plan. Distribution equivalents will accumulate on the Restricted Units awarded. These distribution equivalents may be leveraged based on performance described below. Each award has a separate performance measurement period as follows: January 1, 2003 through December 31, 2003; January 1, 2003 through December 31, 2004; and January 1, 2003 through December 31, 2005. The performance period for all three awards will end on December 31, 2005. The performance requirement for the first performance measurement period of January 1, 2003 through December 31, 2003 was not met and therefore that award was forfeited. If the recipient ceases to be employed by the General Partner before December 31, 2005, other than by reason of retirement, disability or death, all awards of Restricted Units and distribution equivalents will be forfeited. The performance requirement is that the Partnership's total unitholder return ("TR") during the relevant measurement period equals the median TR of a peer group of publicly traded limited partnerships. The actual amount of the award may be higher or lower than the original grant, or even zero, based on the Partnership's TR percentile rank relative to that of the partnerships in the peer group. The maximum payout potential is 200% of the original award. At the discretion of the General Partner, Restricted Unit awards may be paid out in Common Units, in cash, or in a combination of Units and cash.

      Effective January 1, 2002, the Board of Directors of AmeriGas Propane, Inc. approved Restricted Unit awards to the Named Executives, other than Mr. Greenberg, under the 2000 AmeriGas Propane, Inc. Long-Term Incentive Plan. Distribution equivalents will accumulate on the Restricted Units awarded. The performance requirement was evidence of AmeriGas' meaningful progress toward the achievement of its strategic objectives during 2002, including the Partnership's acquisition integration, productivity improvement, internal growth and cash generation goals. The Restricted Units reported for fiscal year 2002 are equal to 85% of the original award based on achievement of goals at that level.

      Effective January 1, 2004, the Board of Directors of UGI approved phantom performance-contingent unit awards ("Performance Units") to Messrs. Greenberg and Knauss under the UGI Corporation 2004 Omnibus Equity Compensation Plan. Each Performance Unit represents the right to receive a share of UGI Common Stock ("Stock") or an amount based on the value of a share of Stock, if specified performance goals and other conditions are met. The Performance Unit awards have a performance measurement period of January 1, 2004 through December 31, 2006. Dividend equivalents will accumulate on the Performance Units. These dividend equivalents will also be leveraged based on UGI's total shareholder return ("TSR") performance as described below and distributed when the performance period on the Performance Units ends on December 31, 2006. If the recipient ceases to be employed by the Company before December 31, 2006, other than by reason of retirement, death or disability, awards of Performance Units and dividend equivalents will be forfeited. The performance requirement is that UGI's TSR during the performance period equals the median of a peer group. The peer group is the group of companies that comprises the S&P Utilities Index. The actual amount of the award may be higher or lower than the original grant, or even zero, based on UGI's TSR percentile rank relative to the companies in the S&P Utilities Index. The maximum payout potential is 200% of the original award. The maximum number of shares to be issued in respect of awards of Performance Units will be the target number of shares originally awarded. All leverage on Performance Unit awards will be paid in cash.

      Effective January 1, 2003, the Board of Directors of UGI approved phantom performance-contingent restricted stock awards ("Restricted Shares") to Mr. Greenberg under the UGI Corporation 2000 Stock Incentive Plan. Each Restricted Share represents the right to receive a share of Stock or an amount based on the value of a share of Stock, if specified performance goals and other conditions are met. Dividend equivalents will accumulate on the Restricted Shares. These dividend equivalents will also be leveraged based on UGI's total shareholder return ("TSR") performance as described below and distributed when the performance period on the Restricted Shares ends on December 31, 2005. If the recipient ceases to be employed by the Company before December 31, 2005, other than by reason of retirement, death or disability, awards of Restricted Shares and dividend equivalents will be forfeited. The performance requirement is that UGI's TSR during the performance period equals the median of a peer group. The peer group is the group of companies that comprises the S&P Utilities Index. The actual amount of the award may be higher or lower than the original grant, or even zero, based on UGI's TSR percentile rank relative to the companies in the S&P Utilities Index. The maximum payout potential is 200% of the original award. The maximum number of shares to be issued in respect of awards of Restricted Shares will be the target number of shares originally awarded. All leverage on Restricted Share awards will be paid in cash.

      Effective January 1, 2002, the Board of Directors of UGI approved three Restricted Share awards to Mr. Greenberg under the UGI Corporation 2000 Stock Incentive Plan. Dividend equivalents will accumulate on the Restricted Shares awarded. These dividend equivalents will also be leveraged based on UGI's TSR performance and distributed when the performance period on the Restricted Shares ends on December 31, 2004. Each award has a separate performance measurement period as follows: January 1, 2002 through December 31, 2002; January 1, 2002 through December 31, 2003; and January 1, 2002 through December 31, 2004. The performance period for all three awards will end on December 31, 2004. If the recipient ceases to be employed by the Company before December 31, 2004, other than by reason of retirement, disability or death, awards of Restricted Shares and dividend equivalents will be forfeited. The performance requirement is that UGI's TSR during the relevant performance measurement period equals the median of a peer group. The peer group is the group of companies that comprises the S&P Utilities Index. The actual amount of the award may be higher or lower than the original grant, or even zero, based on UGI's TSR percentile rank relative to the companies in the S&P Utilities Index. The maximum payout potential is 200% of the original award. The maximum number of shares to be issued in respect of awards of Restricted Shares will be the target number of shares originally awarded. All leverage on Restricted Share awards will be paid in cash.

      The dollar values shown in the Restricted Unit/Stock Awards column of the table above for all years represent the aggregate value of each award on the date of grant, determined by multiplying the number of Restricted Units awarded by the closing price of a Common Unit of AmeriGas Partners, or in the case of Messrs. Greenberg and Knauss, the number of Restricted Shares and Performance Units awarded by the closing price of UGI Common Stock, on the New York Stock Exchange on the effective dates of the respective grants.

      Based on the closing unit price of AmeriGas Partners, L.P. Common Units on the New York Stock Exchange on September 30, 2004, Mr. Bissell's 43,500 Restricted Units had a market value of $1,284,555; Mr. Knauss' 5,700 Restricted Units had a market value of $168,321; Mr. Katz's 8,000 Restricted Units had a market value of $236,240; and Ms. Lindsay's 8,000 Restricted Units had a market value of $236,240. Based on the closing stock price of UGI Common Stock on the New York Stock Exchange on September 30, 2004, Mr. Greenberg's 191,000 Restricted Shares and Performance Units had a market value of $7,116,660; and Mr. Knauss' 3,000 Performance Units had a market value of $111,780.

(4) The amounts represent contributions by the General Partner or UGI in accordance with the provisions of the AmeriGas Propane, Inc. Employee 401(k) Savings Plan (the "AmeriGas Employee Savings Plan"), the UGI Utilities, Inc. Employee 401(k) Savings Plan (the "UGI Employee Savings Plan"), allocations under the UGI Corporation Supplemental Executive Retirement Plan (the "UGI Executive Retirement Plan"), and/or allocations under the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan (the "AmeriGas Executive Retirement Plan"). During fiscal years 2004, 2003 and 2002, the following contributions were made to the Named Executives:
      (i) under the AmeriGas Employee Savings Plan: Mr. Bissell, $9,673, $8,541 and $4,957; Mr. Katz, $9,952, $10,064 and $4,730; and Ms. Lindsay,
      $10,154, $10,192 and $4,687; (ii) under the UGI Employee Savings Plan: Mr. Greenberg, $4,500, $4,500 and $3,825; (iii) under the UGI Executive Retirement Plan: Mr. Greenberg, $37,750, $24,257 and $24,208; (iv) under the AmeriGas Executive Retirement Plan: Mr. Bissell, $76,406, $51,736 and $37,760; Mr. Katz, $25,252, $16,224 and $13,278; and Ms. Lindsay, $24,139,
      $16,582 and $13,890. Mr. Knauss became an employee of UGI Corporation on October 1, 2003. During fiscal years 2003 and 2002, the following contributions were made to Mr. Knauss: (i) under the AmeriGas Employee Savings Plan: $10,029 and $4,506; and (ii) under the AmeriGas Executive Retirement Plan: $17,317 and $14,611. During fiscal year 2004, the following contributions were made to Mr. Knauss (i) under the UGI Employee Savings Plan: $4,500; and (ii) under the UGI Executive Retirement Plan:
      $494.

(5) Compensation reported for Mr. Greenberg is attributable to his position of Chairman, President and Chief Executive Officer of UGI Corporation. Compensation reported for Mr. Knauss in 2004 is attributable to his position of Vice President and General Counsel of UGI Corporation. Compensation for these individuals is also reported in the UGI Proxy Statement for the 2005 Annual Meeting of Shareholders and is not additive. The General Partner does not compensate Mr. Greenberg or Mr. Knauss.

OPTION EXERCISES IN LAST FISCAL YEAR

The following table shows information on UGI stock option exercises in the last fiscal year for each of the Named Executives.

                                      UGI STOCK OPTION EXERCISES IN LAST FISCAL YEAR
                                             AND FISCAL YEAR-END OPTION VALUES
                                             ---------------------------------
                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED             VALUE OF UNEXERCISED
                                                                   OPTIONS AT                   IN-THE-MONEY OPTIONS
                                                              FISCAL YEAR END (#)              AT FISCAL YEAR END (2)
                                                         -----------------------------     -----------------------------
                             SHARES
                            ACQUIRED
                               ON
                            EXERCISE        VALUE
          NAME                 (#)       REALIZED (1)    EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
--------------------        --------     ------------    -----------     -------------     -----------     -------------
Eugene V. N. Bissell          58,875     $    611,987              0           104,500     $         0     $     890,680
Lon R. Greenberg             200,000     $  3,823,983        580,000           360,000     $12,165,625     $   3,059,400
William D. Katz               21,000     $    276,011              0            24,000     $         0     $     203,960
Robert H. Knauss                   0     $          0         12,000            31,000     $   183,400     $     226,990
Martha B. Lindsay             10,000     $    189,180         24,500            24,000     $   477,275     $     203,960

(1) Value realized is calculated based on the difference between the option exercise price and the closing market price of UGI's Common Stock on the date of exercise multiplied by the number of shares to which the exercise relates.

(2) The closing price of UGI's Common Stock as reported on the New York Stock Exchange Composite tape on September 30, 2004 was $37.26 and is used in calculating the value of unexercised options.

OPTION GRANTS IN LAST FISCAL YEAR

      The following table shows information on grants of UGI stock options during fiscal year 2004 to each of the Named Executives.

                                          OPTION GRANTS IN LAST FISCAL YEAR
                                          ---------------------------------
                                                                                                       GRANT DATE
                                       INDIVIDUAL GRANTS                                                 VALUE
                                       -----------------                                               ----------
                            NUMBER OF
                            SECURITIES       % OF TOTAL
                            UNDERLYING     OPTIONS GRANTED                                             GRANT DATE
                             OPTIONS       TO EMPLOYEES IN       EXERCISE                               PRESENT
          NAME               GRANTED       FISCAL YEAR (1)    OR BASE PRICE   EXPIRATION DATE          VALUE (2)
--------------------        ----------     ---------------    -------------   ---------------          ---------
Eugene V. N. Bissell            52,000           7.25%           $33.97          12/31/2013            $  219,960

Lon R. Greenberg               180,000          25.09%           $33.97          12/31/2013            $  761,400

William D. Katz                 12,000           1.67%           $33.97          12/31/2013            $   50,760

Robert H. Knauss                19,000           2.65%           $33.97          12/31/2013            $   80,370

Martha B. Lindsay               12,000           1.67%           $33.97          12/31/2013            $   50,760

(1) A total of 717,500 options were granted to employees and executive officers of UGI and its subsidiaries, including the General Partner, during fiscal year 2004 under the UGI 2004 Omnibus Equity Compensation Plan. Under the Plan, the option exercise price is not less than 100% of the fair market value of UGI's

      Common Stock on the effective date of the grant. The options shown above become exercisable in three equal annual installments beginning on the first anniversary of the grant date. All options are nontransferable and generally exercisable only while the optionee is employed by UGI or an affiliate, with exceptions for exercise following retirement, disability and death. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI's Common Stock.

(2) Based on the Black-Scholes options pricing model. The assumptions used in calculating the grant date present value are as follows:

-  Three years of closing monthly stock price and dividend
   observations were used to calculate the stock volatility
   and dividend yield assumptions.
-  Stock volatility                                                    18.36%
-  Stock's dividend yield                                               4.96%
-  Length of option term                                             10 years
-  Annualized risk-free interest rate                                   4.58%
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

EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth information as of the end of the Partnership's 2004 fiscal year with respect to compensation plans under which equity securities of the Partnership are authorized for issuance.

                                                                                                     (c)
                                                                                             NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE
                                       (a)                                                  FOR FUTURE ISSUANCE
                              NUMBER OF SECURITIES TO BE             (b)                        UNDER EQUITY
                                 ISSUED UPON EXERCISE       WEIGHTED AVERAGE EXERCISE         COMPENSATION PLANS
                               OF OUTSTANDING OPTIONS,         PRICE OF OUTSTANDING         (EXCLUDING SECURITIES
       PLAN CATEGORY             WARRANTS AND RIGHTS       OPTIONS, WARRANTS AND RIGHTS    REFLECTED IN COLUMN (a))
       -------------          --------------------------   ----------------------------    ------------------------
Equity compensation plans
approved by security
holders (1)                            142,786                          0                          514,300

Equity compensation plans
not approved by security
holders                                      0                          0                                0
                                       -------                        ---                          -------
TOTAL                                  142,786                          0                          514,300
                                       =======                        ===                          =======

(1) The AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan and the AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees, were approved pursuant to Section 6.4 of the Partnership Agreement.

RETIREMENT BENEFITS

      The following Pension Plan Benefits Table shows the annual benefits payable upon retirement to Messrs. Greenberg and Knauss under the Retirement Income Plan for Employees of UGI Utilities, Inc. (the "Retirement Plan") and the UGI Corporation Supplemental Executive Retirement Plan. The amounts shown assume the executive retires in 2004 at age 65, and that the aggregate benefits are not subject to statutory maximums. Messrs. Greenberg and Knauss had, respectively, 24 years and 18 years of credited service under these Plans at September 30, 2004. Messrs. Bissell and Katz have vested annual retirement benefits of approximately $3,300 and $2,800, respectively, based on prior credited service with UGI and its subsidiaries. Neither Mr. Bissell nor Mr. Katz currently participate in the Retirement Plan.

                                               PENSION PLAN BENEFITS TABLE
                                               ---------------------------

                                ANNUAL PLAN BENEFIT FOR YEARS CREDITED SERVICE SHOWN (2)
                                --------------------------------------------------------

  FINAL 5-YEAR
 AVERAGE ANNUAL         5           10        15          20          25           30            35              40
  EARNINGS (1)        YEARS       YEARS      YEARS       YEARS       YEARS        YEARS         YEARS           YEARS
---------------     --------    --------   --------    --------   ----------   ----------     ----------    -------------
$       200,000     $ 19,000    $ 38,000   $ 57,000    $ 76,000   $   95,000   $  114,000     $  133,000    $  136,800 (3)

$       400,000     $ 38,000    $ 76,000   $114,000    $152,000   $  190,000   $  228,000     $  266,000    $  273,600 (3)

$       600,000     $ 57,000    $114,000   $171,000    $228,000   $  285,000   $  342,000     $  399,000    $  410,400 (3)

$       800,000     $ 76,000    $152,000   $228,000    $304,000   $  380,000   $  456,000     $  532,000    $  547,200 (3)

$     1,000,000     $ 95,000    $190,000   $285,000    $380,000   $  475,000   $  570,000     $  665,000    $  684,000 (3)

$     1,200,000     $114,000    $228,000   $342,000    $456,000   $  570,000   $  684,000     $  798,000    $  820,800 (3)

$     1,400,000     $133,000    $266,000   $399,000    $532,000   $  665,000   $  798,000     $  931,000    $  957,600 (3)

$     1,600,000     $152,000    $304,000   $456,000    $608,000   $  760,000   $  912,000     $1,064,000    $1,094,400 (3)

$     1,800,000     $171,000    $342,000   $513,000    $684,000   $  855,000   $1,026,000     $1,197,000    $1,231,200 (3)

$     2,000,000     $190,000    $380,000   $570,000    $760,000   $  950,000   $1,140,000     $1,330,000    $1,368,000 (3)

$     2,200,000     $209,000    $418,000   $627,000    $836,000   $1,045,000   $1,254,000     $1,463,000    $1,504,800 (3)

(1) Consists of (i) base salary, commissions and cash payments under the Annual Bonus Plan, and (ii) deferrals thereof permitted under the Code.

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

SEVERANCE PAY PLAN FOR SENIOR EXECUTIVE EMPLOYEES

      Named Executives Employed by UGI Corporation. The UGI Corporation Senior Executive Employee Severance Pay Plan (the "UGI Severance Plan") assists certain senior level employees of UGI, including Messrs. Greenberg and Knauss, in the event their employment is terminated without fault on their part. Benefits are payable to a senior executive covered by the UGI Severance Plan if the senior executive's employment is involuntarily terminated for any reason other than for cause or as a result of the senior executive's death or disability.

      The UGI Severance Plan provides for cash payments equal to a participant's compensation for a period of time ranging from 3 months to 15 months (30 months in the case of Mr. Greenberg), depending on length of service. In addition, a participant receives the cash equivalent of his or her target bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year. However, if the termination occurs in the last two months of the fiscal year, the Chief Executive Officer has the discretion to determine whether the participant will receive a pro-rated target bonus, or the actual annual bonus which would have been paid after the end of the fiscal year, assuming that the participant's entire bonus was contingent on meeting the applicable financial performance goal. Certain employee benefits are continued under the Plan for a period of up to 15 months (30 months in the case of Mr. Greenberg). UGI has the option to pay a participant the cash equivalent of those employee benefits. All payments under the Severance Plan can be reduced by an amount equal to the fair market value of certain equity-based awards, other than stock options, payable to the participant after the termination of employment.

      In order to receive benefits under the UGI Severance Plan, a senior executive is required to execute a release which discharges UGI and its subsidiaries from liability for any claims the senior executive may have against any of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with UGI or its subsidiaries. The senior executive is also required to ratify post-employment activities agreements and to cooperate in attending to matters pending at the time of his or her termination of employment.

      Named Executives Employed by AmeriGas Propane. The AmeriGas Propane, Inc. Executive Employee Severance Pay Plan (the "AmeriGas Severance Plan") assists certain senior level employees of the General Partner including Messrs. Bissell and Katz and Ms. Lindsay in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the AmeriGas Severance Plan if the senior executive's employment is involuntarily terminated for any reason other than for cause or as a result of the senior executive's death or disability.

      The AmeriGas Severance Plan provides for cash payments equal to a participant's compensation for three months (6 months in the case of the Chief Executive Officer). In addition, a participant receives the cash equivalent of his or her target bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year. However, if the termination occurs in the last two months of the fiscal year, the Chief Executive Officer has the discretion to determine whether the participant will receive a pro-rated target bonus, or the actual annual bonus which would have been paid after the end of the fiscal year, assuming that the participant's entire bonus was contingent on meeting the applicable financial performance goal. The Plan also provides for separation pay equal to one day's pay per month of service, not to exceed 12 months' compensation. Minimum separation pay ranges from six to twelve months' base salary, depending on the executive's employment grade. Certain employee benefits are continued under the Plan for a period not exceeding 15 months (18 months in the case of the Chief Executive Officer). This period is called the "Employee Benefit Period." The General Partner has the option to pay a participant the cash equivalent of those employee benefits. All payments under the Severance Plan can be reduced by an amount equal to the fair market value of certain equity-based awards, other than stock options, payable to the participant after the termination of employment.

      In order to receive benefits under the AmeriGas Severance Plan, a senior executive is required to execute a release which discharges the General Partner and its affiliates from liability for any claims the senior executive may have against any of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with the General Partner or its affiliates. The senior executive is also required to ratify post-employment activities agreements and to cooperate in attending to matters pending at the time of his or her termination of employment.

CHANGE OF CONTROL ARRANGEMENTS

      Named Executives Employed By UGI Corporation. Messrs. Greenberg and Knauss each have an agreement with UGI Corporation which provides certain benefits in the event of a change of control. The agreements operate independently of the UGI Severance Plan and are automatically extended in one-year increments unless, prior to a change of control, UGI terminates an agreement. In the absence of a change of control, each agreement will terminate when, for any reason, the executive terminates his or her employment with UGI or its subsidiaries.

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

      An executive who is terminated with rights to severance compensation under an agreement will be entitled to receive an amount equal to 1.0 (2.5 in the case of Mr. Greenberg) times his or her average total cash remuneration for the preceding five calendar years. If the severance compensation payable under the agreement, either alone or together with other payments to an executive, would constitute "excess parachute payments," as defined in Section 280G of the Code the executive will also receive an amount to satisfy the executive's additional tax burden.

      Named Executives Employed by the General Partner. Messrs. Bissell and Katz, and Ms. Lindsay each have an agreement with the General Partner which provides certain benefits in the event of a change of control. The agreements operate independently of the AmeriGas Severance Plan, and are automatically renewed annually for one-year terms unless, prior to a change of control, the General Partner terminates an agreement. In the absence of a change of control, each agreement will terminate when, for any reason, the executive terminates his or her employment with the General Partner or any of its subsidiaries.

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

      The agreements provide for payment of severance benefits if there is a termination of the executive's employment without cause at any time within three years after a change of control. In addition, following a change of control, the executive may elect to terminate his or her employment without loss of severance benefits in certain situations, including termination of officer status; a significant adverse change in authority, duties, responsibilities or compensation; the failure of the General Partner to comply with any of the terms of the agreement; or a substantial relocation or excessive travel requirements.

      An executive who is terminated with rights to severance compensation under a change of control agreement will receive an amount equal to 1.0 (1.5 in the case of Mr. Bissell) times his or her average total cash remuneration for the preceding five calendar years. If the severance compensation payable either alone or together with other payments to an executive, would constitute "excess parachute payments," as defined in Section 280G of the Code, the executive will also receive an amount to satisfy the executive's additional tax burden.

BOARD OF DIRECTORS

      Officers of the General Partner receive no additional compensation for service on the Board of Directors or on any Committee of the Board. Effective October 1, 2003, the General Partner paid non-management directors an annual retainer of $40,000. The annual retainer for members of the Audit Committee is $50,000 and the annual retainer for the Chairman of the Audit Committee is $55,000. The Directors are also offered employee rates on propane purchases. The General Partner reimburses directors for expenses incurred by them (such as travel expenses) in serving on the Board and Committees. The General Partner determines all expenses allocable to the Partnership, including expenses allocable to the services of directors.

COMPENSATION/PENSION COMMITTEE

      The members of the General Partner's Compensation/Pension Committee are Richard C. Gozon (Chairman), Thomas F. Donovan and William J. Marrazzo.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF LIMITED PARTNERSHIP UNITS BY CERTAIN BENEFICIAL OWNERS

      The following table sets forth certain information regarding each person known by the General Partner to have been the beneficial owner of more than 5% of the Partnership's voting securities representing limited partner interests as of November 1, 2004. AmeriGas Propane, Inc. is the sole general partner of the Partnership.

                                                                    AMOUNT AND
                                                                    NATURE OF
                                                                    BENEFICIAL
                            NAME AND ADDRESS (1)                   OWNERSHIP OF                     PERCENT
TITLE OF CLASS              OF BENEFICIAL OWNER                 PARTNERSHIP UNITS                  OF CLASS
--------------              -------------------                 -----------------                  --------
                          UGI Corporation                        24,525,004 (2)                      45.0%
                          AmeriGas, Inc.                         24,525,004 (3)                      45.0%
                          AmeriGas Propane, Inc.                 24,525,004 (4)                      45.0%
Common Units              Petrolane Incorporated                  7,839,911 (4)                      14.0%

(1) The address of each of UGI and AmeriGas Propane, Inc. is 460 North Gulph Road, King of Prussia, PA 19406. The address of each of AmeriGas, Inc. and Petrolane Incorporated is 100 Kachel Boulevard, Green Hills Corporate Center, Reading, PA 19607.

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

OWNERSHIP OF PARTNERSHIP COMMON UNITS BY THE DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

      The table below sets forth as of October 1, 2004 the beneficial ownership of Partnership Common Units by each director and each of the Named Executives currently serving the General Partner, as well as by the directors and all of the executive officers of the General Partner as a group. No director, Named Executive or executive officer beneficially owns more than 1% of the Partnership's Common Units. The total number of Common Units beneficially owned by the directors and executive officers of the General Partner as a group represents less than 1% of the Partnership's outstanding Common Units.

                                                            AMOUNT AND NATURE OF
      NAME OF                                              BENEFICIAL OWNERSHIP OF
  BENEFICIAL OWNER                                      PARTNERSHIP COMMON UNITS (1)
  ----------------                                      ----------------------------
Lon R. Greenberg                                                      6,500 (2)
Thomas F. Donovan                                                     1,000
Richard C. Gozon                                                      5,000
James W. Stratton                                                     1,000 (3)
Stephen A. Van Dyck                                                   1,000
Roger B. Vincent                                                      6,000
William J. Marrazzo                                                     500 (4)
Eugene V. N. Bissell                                                 16,748 (5)
Robert H. Knauss                                                     12,003
Martha B. Lindsay                                                     8,391 (6)
William D. Katz                                                      10,248
Directors and executive officers as a group (14 persons)             70,080

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

      The General Partner is a wholly owned subsidiary of AmeriGas, Inc. which is a wholly owned subsidiary of UGI. The table below sets forth, as of October 1, 2004, the beneficial ownership of UGI Common Stock by each director and each of the Named Executives, as well as by the directors and the executive officers of the General Partner as a group. Including the number of shares of stock underlying exercisable options, Mr. Greenberg is the beneficial owner of approximately 1.6% of UGI's Common Stock. All other directors, Named Executives and executive officers own less than 1% of UGI's outstanding shares. The total number of shares beneficially owned by the directors and executive officers as a group (including 732,150 shares subject to exercisable options), represents approximately 2% of UGI's outstanding shares.

                                                         NUMBER OF UGI SHARES
                                                            AND NATURE OF
                                                         BENEFICIAL OWNERSHIP                NUMBER OF
                    NAME OF                                   EXCLUDING                EXERCISABLE UGI STOCK
                BENEFICIAL OWNER                       UGI STOCK OPTIONS (1)(2)               OPTIONS                 TOTAL
                ----------------                       ------------------------               -------                 -----
Lon R. Greenberg                                                 217,313 (3)                  580,000                797,313
Thomas F. Donovan                                                 14,852 (2)                   16,250                 31,102
Richard C. Gozon                                                  43,552 (2)                   32,450                 76,002
James W. Stratton                                                 31,596 (2)(4)                32,450                 64,046
Stephen A. Van Dyck                                                    0                            0                      0
Roger B. Vincent                                                       0                            0                      0
William J. Marrazzo                                                    0                            0                      0
Eugene V.N. Bissell                                               56,190 (5)                        0                 56,190
Robert H. Knauss                                                   6,756                       12,000                 18,756
Martha B. Lindsay                                                  8,917 (6)                   24,500                 33,417
William D. Katz                                                   10,409 (7)                        0                 10,409

Directors and executive officers as a group (14
persons)                                                         403,141                      732,150              1,135,291

      (1)   Sole voting and investment power unless otherwise specified.

      (2) Included in the number of shares shown are Stock Units ("Units") acquired through the UGI Corporation 1997 Directors' Equity Compensation Plan and the 2004 Omnibus Equity Compensation Plan. Effective January 1, 2004, the Directors' Equity Compensation Plan was merged into the 2004 Plan. Each Unit will be converted to one share of UGI common stock and paid out to directors upon their retirement or termination of service. The number of Units included for the directors is as follows: Messrs. Donovan (7,986), Gozon (32,748) and Stratton (23,792).

      (3) Mr. Greenberg holds 132,330 shares jointly with his spouse and 9,810 shares are represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan.

      (4)   Mr. Stratton holds 7,804 shares jointly with his spouse.

      (5)   Mr. Bissell holds these shares jointly with his spouse.

      (6) Of the shares shown for Ms. Lindsay, 750 are held jointly with her children.

      (7)   Mr. Katz holds 2,064 shares jointly with his spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The General Partner employs persons responsible for managing and operating the Partnership. The Partnership reimburses the General Partner for the direct and indirect costs of providing these services, including all compensation and benefit costs. For fiscal year 2004, these costs totaled approximately $304.6 million.

      The Operating Partnership has a revolving line of credit up to a maximum of $20 million from the General Partner available until October 15, 2008, the termination date of the Revolving Credit Facility. Any loans under this agreement will be unsecured and subordinated to all senior debt of the Operating Partnership. The commitment fees for this line of credit are computed on the same basis as the facility fees under the Revolving Credit Facility, and totaled $70,972 in fiscal year 2004. Interest rates are based on one-month offshore interbank borrowing rates. The interest rate for a recent Credit Facility borrowing from July 15, 2004 to July 16, 2004 was 4.25%. See Note 5 to the Partnership's Consolidated Financial Statements, which are filed as an exhibit to this report.

      The Partnership and the General Partner also have extensive, ongoing relationships with UGI and its affiliates. UGI performs certain financial and administrative services for the General Partner on behalf of the Partnership. UGI does not receive a fee for such services, but is reimbursed for all direct and indirect expenses incurred in connection with providing these services, including all compensation and benefit costs. A wholly owned subsidiary of UGI provides the Partnership with excess automobile liability insurance with limits of $500,000 per occurrence and in the aggregate excess of $500,000 per occurrence. Another wholly owned subsidiary of UGI leases office space to the General Partner for its headquarters staff. In addition, a UGI master policy provides accidental death and business travel and accident insurance coverage for employees of the General Partner. The General Partner is billed directly by the insurer for this coverage. As discussed under "Business -- Trade Names; Trade and Service Marks," UGI and the General Partner have licensed the trade names "AmeriGas" and "America's Propane Company" and the related service marks and trademark to the Partnership on a royalty-free basis. The Partnership obtains management information services from the General Partner, and reimburses the General Partner for its direct and indirect expenses related to those services. The rental payments and insurance premiums charged to the Partnership by UGI and its affiliates are comparable to amounts charged by unaffiliated parties. In fiscal year 2004, the Partnership paid UGI and its affiliates, including the General Partner, approximately $14.0 million for the services and expense reimbursements referred to in this paragraph.

      During fiscal year 2004, the Partnership had revenues of approximately $1.6 million from propane sales in the ordinary course to its affiliate, UGI Utilities, Inc. In addition, the Partnership had propane purchase and sales transactions in the ordinary course with its affiliate, UGI Energy Services, Inc. totaling approximately $300,000. The highest amounts due from affiliates of the Partnership during fiscal year 2004 and at November 1, 2004 were $2.7 million and $2.2 million, respectively.

      During fiscal year 2004, the Partnership purchased propane on behalf of Atlantic Energy, Inc. ("Atlantic Energy"), a 50% owned joint venture with Conoco, Inc. Atlantic Energy reimbursed AmeriGas OLP for its purchases plus interest at the rate of 8% as Atlantic Energy sold such propane to third parties or to the Partnership itself. The total dollar value of propane purchased on behalf of Atlantic Energy was $30.0 million and $17.2 million in fiscal years 2004 and 2003, respectively. Purchases of propane by AmeriGas OLP from Atlantic Energy during fiscal years 2004 and 2003 totaled $29.3 million and $23.9 million, respectively.

      AmeriGas OLP also provided other services to Atlantic Energy including marketing, billing, accounting, insurance and other administrative services and is reimbursed for the related costs. In addition, AmeriGas OLP entered into product cost hedging contracts on behalf of Atlantic Energy. When these contracts were settled, AmeriGas OLP was reimbursed the cost of any losses by, or distributed the proceeds of any gains to, Atlantic Energy. Conoco Inc. has agreed to indemnify AmeriGas OLP for one-half of any losses arising from its hedging activities on behalf of Atlantic Energy to the extent that AmeriGas OLP was not indemnified for such losses by Atlantic Energy.

      The highest amounts due from Atlantic Energy during fiscal year 2004 and at November 1, 2004 were $5.4 million and $3.2 million, respectively. On November 24, 2004, the Partnership sold its 50% interest in Atlantic Energy, Inc. to an affiliate. See Note 11 to the Partnership's Consolidated Financial Statements.

      Mary Ann Stanczak, the wife of William J. Stanczak, Controller and Chief Accounting Officer of the General Partner, is employed by the General Partner, as well. The salary range for her grade level is $63,500 to $95,300 per annum.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The aggregate fees billed by PricewaterhouseCoopers LLP, the Partnership's independent public accountants, in fiscal years 2004 and 2003 were as follows:

                                                                          2004                                  2003
                                                               ---------------------------            -------------------------
                                                               FEES             % OF TOTAL            FEES           % OF TOTAL
                                                               ----             ----------            ----           ----------
AUDIT FEES

For professional services rendered for (1)
the audit of the annual consolidated
financial statements of the Partnership and
its subsidiaries, and (2) the reviews of the
interim financial statements included in the
Quarterly Reports on Form 10-Q of the
Partnership.                                                 $411,715              51.3%            $395,500            51.0%

AUDIT RELATED FEES

For professional services rendered for (1)
the audit of an employee benefit plan of the
Partnership, and (2) acquisition due diligence.              $ 13,400               1.7%             $48,946             6.0%

TAX FEES

For professional services rendered for (1)
preparation of Substitute Schedule K-l forms
for unitholders of the Partnership, and (2)
tax planning and advice.                                     $376,554              47.0%            $332,000            43.0%

ALL OTHER FEES                                               $      0               0.0%            $      0               0%

TOTAL FEES                                                   $801,669                               $776,446

      In the course of its meetings, the Audit Committee considered whether the provision by PricewaterhouseCoopers LLP of the professional services described under "Tax Fees" is compatible with PricewaterhouseCoopers LLP's independence. The Committee concluded that the independent auditor is independent from the Partnership and its management.

      Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the Partnership's independent accountants. In recognition of this responsibility, the Audit Committee has a policy of pre-approving all audit and permissible non-audit services provided by the independent accountants.

      Prior to engagement of the Partnership's independent accountants for the next year's audit, management submits a list of services and related fees expected to be rendered during that year within each of the four categories of services noted above to the Audit Committee for approval.

PART IV:

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

            (3) LIST OF EXHIBITS:

            The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                           EXHIBIT                            REGISTRANT        FILING         EXHIBIT
-----------                           -------                            ----------        ------         -------
2.1                  Merger and Contribution Agreement among           AmeriGas         Registration       10.21
                     AmeriGas Partners, L.P., AmeriGas Propane,        Partners, L.P.   Statement on
                     L.P., New AmeriGas Propane, Inc., AmeriGas                         Form S-4 (No.
                     Propane, Inc., AmeriGas Propane-2, Inc., Cal                       33-92734)
                     Gas Corporation of America, Propane
                     Transport, Inc. and NORCO Transportation
                     Company

2.2                  Conveyance and Contribution Agreement               AmeriGas       Registration       10.22
                     among AmeriGas Partners, L.P., AmeriGas           Partners, L.P.   Statement on
                     Propane, L.P. and Petrolane Incorporated                           Form S-4 (No.
                                                                                          33-92734)

3.1                  Third Amended and Restated Agreement of             AmeriGas          Form 8-K          3.1
                     Limited Partnership of AmeriGas Partners, L.P.    Partners, L.P.     (12/1/04)
                     dated as of December 1, 2004

*3.1(a)              Second Amended and Restated Agreement of Limited
                     Partnership of AmeriGas Propane, L.P. dated as of December 1, 2004

3.2                  Certificate of Incorporation of AmeriGas            AmeriGas       Registration         3.3
                     Finance Corp.                                     Partners, L.P.   Statement on
                                                                                        Form S-4 (No.
                                                                                          33-92734)

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                           EXHIBIT                            REGISTRANT        FILING         EXHIBIT
-----------                           -------                            ----------        ------         -------
3.3                  Certificate of Incorporation of AmeriGas Eagle      AmeriGas       Registration        3.2
                     Finance Corp.                                     Partners, L.P.   Statement on
                                                                                        Form S-4 (No.
                                                                                         333-72986)

3.4                  Certificate of Incorporation of AP Eagle            AmeriGas       Registration        3.3
                     Finance Corp.                                     Partners, L.P.   Statement on
                                                                                        Form S-4 (No.
                                                                                         333-72986)

3.5                  Bylaws of AmeriGas Finance Corp.                    AmeriGas       Registration        3.4
                                                                       Partners, L.P.   Statement on
                                                                                        Form S-4 (No.
                                                                                         33-92734)

3.6                  Bylaws of AmeriGas Eagle Finance Corp.              AmeriGas       Registration        3.4
                                                                       Partners, L.P.   Statement on
                                                                                        Form S-3 (No.
                                                                                         333-72986)

3.7                  Bylaws of AP Eagle Finance Corp.                    AmeriGas       Registration        3.5
                                                                       Partners, L.P.   Statement on
                                                                                        Form S-3 (No.
                                                                                         333-72986)

3.8                  Amended and Restated Agreement of Limited           AmeriGas         Form 10-K         3.8
                     Partnership of AmeriGas Eagle Propane, L.P.       Partners, L.P.     (9/30/01)
                     dated July 19, 1999

4 Instruments defining the rights of security holders, including indentures. (The Partnership agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item 601(b)(4) of Regulation
                     S-K)

4.1                  Fourth Supplemental Indenture, dated April 27,      AmeriGas         Form 8-K            4
                     2004, by and among Wachovia Bank, National        Partners, L.P.     (4/27/04)
                     Association, successor to First Union National
                     Bank, as trustee, AmeriGas Partners, L.P., a
                     Delaware limited partnership, and AP Eagle
                     Finance Corp., a Delaware corporation, to the
                     Indenture dated August 21, 2001 by and among
                     First Union National Bank, as trustee, AmeriGas
                     Partners, L.P., and AP Eagle Finance Corp.

4.2                  Third Amended and Restated Agreement of
                     Limited Partnership of AmeriGas Partners, L.P.
                     dated as of December 1, 2004 referred to in 3.1 above.

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                           EXHIBIT                            REGISTRANT        FILING         EXHIBIT
-----------                           -------                            ----------        ------         -------
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

4.4                  First Amendment dated as of September 12,           AmeriGas         Form 10-Q         4.5
                     1997 to Note Agreement dated as of April 12,      Partners, L.P.     (9/30/97)
                     1995

4.5                  Second Amendment dated as of September 15,          AmeriGas         Form 10-K         4.6
                     1998 to Note Agreement dated as of April 12,      Partners, L.P.     (9/30/98)
                     1995

4.6                  Third Amendment dated as of March 23, 1999          AmeriGas         Form 10-Q        10.2
                     to Note Agreement dated as of April 12, 1995      Partners, L.P.     (3/31/99)

4.7                  Fourth Amendment dated as of March 16, 2000         AmeriGas         Form 10-Q        10.2
                     to Note Agreement dated as of April 12, 1995      Partners, L.P.     (6/30/00)

4.8                  Fifth Amendment dated as of August 1, 2001 to       AmeriGas         Form 10-K         4.8
                     Note Agreement dated as of April 12, 1995         Partners, L.P.     (9/30/01)

4.9                  Indenture dated April 4, 2001 among AmeriGas        AmeriGas         Form 10-Q           4
                     Partners, L.P., AmeriGas Eagle Finance Corp.,     Partners, L.P.     (6/30/01)
                     and First Union National Bank, now Wachovia
                     Bank, National Association, as Trustee

4.10                 Indenture dated August 21, 2001 among               AmeriGas       Registration        4.2
                     AmeriGas Partners, L.P., AP Eagle Finance         Partners, L.P.   Statement on
                     Corp. and First Union National Bank, now                           Form S-4 (No.
                     Wachovia Bank, National Association, as                             333-72986)
                     Trustee

10.1                 Credit Agreement dated as of August 28, 2003        AmeriGas       Form 10-K          10.1
                     among AmeriGas Propane, L.P., AmeriGas            Partners, L.P.   (9/30/03)
                     Propane, Inc., Petrolane Incorporated, Citicorp
                     USA, Inc., Credit Suisse First Boston,
                     Wachovia Bank, National Association, as
                     Issuing Bank and certain financial institutions

10.2**               AmeriGas Propane, Inc. Discretionary Long-          AmeriGas       Form 10-K          10.2
                     Term Incentive Plan for Non-Executive Key         Partners, L.P.   (9/30/02)
                     Employees

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                           EXHIBIT                            REGISTRANT        FILING         EXHIBIT
-----------                           -------                            ----------        ------         -------
10.3                 Amendment No. 1 dated as of August 30, 2004,        AmeriGas       Form 8-K           10.1
                     to the Credit Agreement dated as of August 28,    Partners, L.P.   (8/30/04)
                     2003 among AmeriGas Propane, L.P.,
                     AmeriGas Propane, Inc., Petrolane
                     Incorporated, Citicorp USA, Inc., Credit Suisse
                     First Boston, Wachovia Bank, National
                     Association, as Agent, Issuing Bank and Swing
                     Line Bank, and certain financial institutions
                     named party thereto.

*10.4**              AmeriGas Propane, Inc. Executive Employee
                     Severance Pay Plan, as amended December 6,
                     2004.

10.5**               AmeriGas Propane, Inc. 2000 Long-Term               AmeriGas       Form 10-Q          10.2
                     Incentive Plan on Behalf of AmeriGas Partners,    Partners, L.P.   (6/30/04)
                     L.P., as amended December 15, 2003.

10.6                 Notice of appointment of Wachovia Bank              AmeriGas       Form 10-K          10.6
                     National Association as Collateral Agent          Partners, L.P.   (9/30/03)
                     effective as of August 28, 2003, pursuant to
                     Intercreditor and Agency Agreement dated as of
                     April 19, 1995

10.7                 Intercreditor and Agency Agreement dated as of      AmeriGas       Form 10-Q          10.2
                     April 19, 1995 among AmeriGas Propane, Inc.,      Partners, L.P.   (3/31/95)
                     Petrolane Incorporated, AmeriGas Propane,
                     L.P., Bank of America National Trust and
                     Savings Association ("Bank of America") as
                     Agent, Mellon Bank, N.A. as Cash Collateral
                     Sub-Agent, Bank of America as Collateral
                     Agent and certain creditors of AmeriGas
                     Propane, L.P.

10.8                 First Amendment dated as of July 31, 2001 to        AmeriGas       Form 10-K          10.8
                     Intercreditor and Agency Agreement dated as of    Partners, L.P.   (9/30/01)
                     April 19, 1995

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

*10.10(a)            Second Amendment dated as of October 14, 2004 to
                     General Security Agreement dated as of April 19,
                     1995

EXHIBIT NO.                           EXHIBIT                            REGISTRANT        FILING         EXHIBIT
-----------                           -------                            ----------        ------         -------
10.11                Subsidiary Security Agreement dated as of April     AmeriGas       Form 10-Q           10.4
                     19, 1995 among AmeriGas Propane, L.P., Bank       Partners, L.P.   (3/31/95)
                     of America National Trust and Savings
                     Association as Collateral Agent and Mellon
                     Bank, N.A. as Cash Collateral Agent

10.12                First Amendment dated as of July 31, 2001 to        AmeriGas       Form 10-K          10.12
                     Subsidiary Security Agreement dated as of April   Partners, L.P.   (9/30/01)
                     19, 1995

*10.12(a)            Second Amendment dated as of October 14, 2004 to
                     Subsidiary Security Agreement dated as of April
                     19, 1995

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

10.15                Trademark License Agreement dated April 19,         AmeriGas       Form 10-Q           10.7
                     1995 among AmeriGas Propane, Inc., AmeriGas       Partners, L.P.   (3/31/95)
                     Partners, L.P. and AmeriGas Propane, L.P.

10.16                Stock Purchase Agreement dated May 27, 1989,       Petrolane       Registration on    10.16(a)
                     as amended and restated July 31, 1989, between    Incorporated/    Form S-1 (No.
                     Texas Eastern Corporation and QFB Partners          AmeriGas,        33-69450)
                                                                           Inc.

10.17**              UGI Corporation 2004 Omnibus Equity                  UGI           Form 10-K          10.17
                     Compensation Plan, as amended on December         Corporation      (9/30/04)
                     7, 2004

10.18**              UGI Corporation 2000 Stock Incentive Plan            UGI           Form 10-Q           10.2
                     Amended and Restated as of December 16,           Corporation      (6/30/04)
                     2003

10.19                Financing Agreement dated as of August 28,          AmeriGas       Form 10-K          10.19
                     2003 between AmeriGas Propane, Inc. and           Partners, L.P.   (9/30/03)
                     AmeriGas Propane, L.P.

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                           EXHIBIT                            REGISTRANT        FILING         EXHIBIT
-----------                           -------                            ----------        ------         -------
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

10.21**              UGI Corporation 2004 Omnibus Equity                  UGI           Form 10-K           10.9
                     Compensation Plan AmeriGas Employees Stock        Corporation      (9/30/04)
                     Option Grant Letter dated as of January 1, 2004

10.21(a)**           UGI Corporation 2004 Omnibus Equity                  UGI           Form 10-K          10.36
                     Compensation Plan UGI Employees Stock             Corporation      (9/30/04)
                     Option Grant Letter dated as of January 1, 2004

10.21(b)**           UGI Corporation 2004 Omnibus Equity                  UGI           Form 10-K           10.7
                     Compensation Plan UGI Employees                   Corporation       (9/30/04)
                     Performance Unit Grant Letter dated as of
                     January 1, 2004

10.22**              UGI Corporation Annual Bonus Plan dated              UGI           Form 10-Q           10.4
                     March 8, 1996                                     Corporation      (6/30/96)

10.23**              AmeriGas Propane, Inc. Annual Bonus Plan            AmeriGas       Form 10-K          10.17
                     effective October 1, 1998                         Partners, L.P.   (9/30/99)

10.24**              1997 Stock Purchase Loan Plan                        UGI           Form 10-K          10.16
                                                                       Corporation      (9/30/97)

10.25**              UGI Corporation Senior Executive Employee            UGI           Form 10-K          10.12
                     Severance Pay Plan as amended December 7,         Corporation      (9/30/04)
                     2004

10.26                [Intentionally omitted]

10.27                [Intentionally omitted]

10.28**              UGI Corporation 1992 Non-Qualified Stock             UGI           Form 10-Q           10.6
                     Option Plan, Amended and Restated as of April     Corporation      (3/31/03)
                     29, 2003

10.29                [Intentionally omitted]

10.30                [Intentionally omitted]

10.31**              AmeriGas Propane, Inc. Supplemental                 AmeriGas       Form 10-K          10.27
                     Executive Retirement Plan effective October 1,    Partners, L.P.   (9/30/97)
                     1996

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                           EXHIBIT                            REGISTRANT        FILING         EXHIBIT
-----------                           -------                            ----------        ------         -------
10.32**              UGI Corporation 1997 Stock Option and                UGI           Form 10-Q          10.4
                     Dividend Equivalent Plan Amended and              Corporation      (3/31/03)
                     Restated as of April 29, 2003

10.33**              UGI Corporation Supplemental Executive               UGI           Form 10-Q            10
                     Retirement Plan Amended and Restated              Corporation      (6/30/98)
                     effective October 1, 1996

10.34**              Description of Change of Control arrangements        UGI           Form 10-K         10.33
                     for Messrs. Greenberg and Knauss                  Corporation      (9/30/99)

10.35**              Description of Change of Control arrangements       AmeriGas       Form 10-K         10.31
                     for Messrs. Bissell and Katz and Ms. Lindsay      Partners, L.P.   (9/30/99)

10.36                Purchase Agreement by and among Columbia            AmeriGas       Form 8-K           10.1
                     Energy Group, Columbia Propane Corporation,       Partners, L.P.   (8/8/01)
                     CP Holdings, Inc., Columbia Propane, L.P.,
                     AmeriGas Propane, L.P., AmeriGas Partners,
                     L.P. and AmeriGas Propane, Inc. dated as of
                     January 30, 2001 and amended and restated
                     August 7, 2001

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

10.41                First Amendment dated August 21, 2001 to            AmeriGas       Form 10-K         10.41
                     Loan Agreement dated July 19, 1999 between        Partners, L.P.   (9/30/01)
                     National Propane, L.P. and Columbia Propane
                     Corporation

10.42                Columbia Energy Group Payment Guaranty              AmeriGas       Form 10-K         10.42
                     dated April 5, 1999                               Partners, L.P.   (9/30/01)

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                           EXHIBIT                            REGISTRANT        FILING         EXHIBIT
-----------                           -------                            ----------        ------         -------
10.43                Keep Well Agreement by and between                  AmeriGas       Form 10-K         10.46
                     AmeriGas Propane, L.P. and Columbia Propane       Partners, L.P.   (9/30/01)
                     Corporation dated August 21, 2001

*13                  Pages 10 through 23 of the AmeriGas Partners,
                     L.P. Annual Report for the year ended
                     September 30, 2004

14                   Code of Ethics for principal executive, financial   AmeriGas       Form 10-K            14
                     and accounting officers                           Partners, L.P.   (9/30/03)

*21                  Subsidiaries of AmeriGas Partners, L.P.

*23                  Consent of PricewaterhouseCoopers LLP

*31.1 Certification by the Chief Executive Officer relating to the Registrants' Report on Form 10- K for the year ended September 30, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2 Certification by the Chief Financial Officer relating to the Registrants' Report on Form 10- K for the year ended September 30, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrants' Report on Form 10-K for the fiscal year ended September 30, 2004, pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

*     Filed herewith.

** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERIGAS PARTNERS, L.P.

Date: December 6, 2004                      By: AmeriGas Propane, Inc.
                                                its General Partner

                                            By: /s/ Martha B. Lindsay
                                                --------------------------
                                                Martha B. Lindsay
                                                Vice President - Finance
                                                and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 6, 2004 by the following persons on behalf of the Registrant and in the capacities with AmeriGas Propane, Inc., General Partner, indicated.

    SIGNATURE                                                TITLE
    ---------                                                -----
Eugene V.N. Bissell                              President, and Chief
---------------------                            Executive Officer
Eugene V.N. Bissell                              (Principal Executive Officer)
                                                 and Director

Lon R. Greenberg                                 Chairman and Director
---------------------
Lon R. Greenberg

Martha B. Lindsay                                Vice President - Finance
---------------------                            and Chief Financial Officer
Martha B. Lindsay                                (Principal Financial Officer)

William J. Stanczak                              Controller and
---------------------                            Chief Accounting Officer
William J. Stanczak                              (Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 6, 2004 by the following persons on behalf of the Registrant and in the capacities with AmeriGas Propane, Inc., General Partner, indicated.

    SIGNATURE                                          TITLE
    ---------                                          -----
Thomas F. Donovan                                    Director
---------------------
Thomas F. Donovan

Richard C. Gozon                                     Director
---------------------
Richard C. Gozon

William J. Marrazzo                                  Director
---------------------
William J. Marrazzo

James W. Stratton                                    Director
---------------------
James W. Stratton

---------------------                                Director
Stephen A. Van Dyck

Roger B. Vincent                                     Director
---------------------
Roger B. Vincent

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AMERIGAS FINANCE CORP.

Date: December 6, 2004                         By: /s/ Martha B. Lindsay
                                                   -----------------------------
                                                   Martha B. Lindsay
                                                   Vice President - Finance
                                                   and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 6, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

   SIGNATURE                                   TITLE
   ---------                                   -----
Eugene V.N. Bissell                    President (Principal Executive
---------------------                  Officer) and Director
Eugene V.N. Bissell

Martha B. Lindsay                      Vice President - Finance
---------------------                  and Chief Financial Officer
Martha B. Lindsay                      (Principal Financial Officer)
                                       and Director

William J. Stanczak                    Controller and Chief Accounting Officer
---------------------                  (Principal Accounting Officer)
William J. Stanczak

Robert H. Knauss                       Director
---------------------
Robert H. Knauss

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMERIGAS EAGLE FINANCE CORP.

Date:  December 6, 2004                      By:  /s/ Martha B. Lindsay
                                                  ------------------------------
                                                  Martha B. Lindsay
                                                  Vice President - Finance
                                                  and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 6, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

    SIGNATURE                                  TITLE
    ---------                                  -----
Eugene V.N. Bissell                  President (Principal Executive
----------------------               Officer) and Director
Eugene V.N. Bissell

Martha B. Lindsay                    Vice President - Finance
----------------------               and Chief Financial Officer
Martha B. Lindsay                    (Principal Financial Officer)
                                     and Director

William J. Stanczak                  Controller and Chief Accounting Officer
----------------------               (Principal Accounting Officer)
William J. Stanczak

Robert H. Knauss                     Director
----------------------
Robert H. Knauss

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AP EAGLE FINANCE CORP.

Date: December 6, 2004                       By:  /s/ Martha B. Lindsay
                                                  ------------------------------
                                                  Martha B. Lindsay
                                                  Vice President - Finance
                                                  and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 6, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

   SIGNATURE                                          TITLE
   ---------                                          -----
Eugene V.N. Bissell                      President (Principal Executive
----------------------                   Officer) and Director
Eugene V.N. Bissell

Martha B. Lindsay                        Vice President - Finance
----------------------                   and Chief Financial Officer
Martha B. Lindsay                        (Principal Financial Officer) and Director

William J. Stanczak                      Controller and Chief Accounting Officer
----------------------                   (Principal Accounting Officer)
William J. Stanczak

Robert H. Knauss                         Director
----------------------
Robert H. Knauss

                        AMERIGAS PARTNERS, L.P.
                        AMERIGAS FINANCE CORP.
                     AMERIGAS EAGLE FINANCE CORP.
                        AP EAGLE FINANCE CORP.

                         FINANCIAL INFORMATION

                   FOR INCLUSION IN ANNUAL REPORT ON

                       FORM 10-K FOR THE FISCAL

                     YEAR ENDED SEPTEMBER 30, 2004

               AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

    INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statements of AmeriGas Partners, L.P. and subsidiaries, together with the report thereon of PricewaterhouseCoopers LLP dated December 6, 2004 listed in the following index, are included in AmeriGas Partners' 2004 Annual Report to Unitholders and are incorporated herein by reference. With the exception of the pages listed in this index and information incorporated in Items 5 and 8, the 2004 Annual Report to Unitholders is not to be deemed filed as part of this Report.

                                                                                                    Annual Report
                                                                                Form 10-K           to Unitholders
                                                                                 (page)                 (page)
                                                                                 ------                 ------
AmeriGas Partners, L.P. and Subsidiaries

Financial Statements:

          Report of Independent Registered Public Accounting Firm                                           23

          Consolidated Balance Sheets as of September 30,
               2004 and 2003                                                                                10

          Consolidated Statements of Operations for the years
               ended September 30, 2004, 2003 and 2002                                                      11

          Consolidated Statements of Cash Flows for the years
               ended September 30, 2004, 2003 and 2002                                                      12

          Consolidated Statements of Partners' Capital for the
               years ended September 30, 2004, 2003 and 2002                                                13

          Notes to Consolidated Financial Statements                                                     14-22

Supplementary Data (unaudited):

        Quarterly Data for the years ended
        September 30, 2004 and 2003                                                                         22

Financial Statements Schedules:

      I -        Condensed Financial Information of Registrant
                     (Parent Company)                                           S-1 to S-3

     II -        Valuation and Qualifying Accounts                              S-4 to S-5

                 Report of Independent Registered Public Accounting
                      Firm on Financial Statement Schedules                     S-6

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                                                                                Form 10-K
                                                                                 (page)
                                                                                 ------
AmeriGas Finance Corp.

           Report of Independent Registered Public Accounting Firm                 F-5

           Balance Sheets as of September 30, 2004 and 2003                        F-6

           Statements of Stockholder's Equity for the years ended
                September 30, 2004, 2003 and 2002                                  F-7

           Note to Financial Statements                                            F-8

AmeriGas Eagle Finance Corp.

           Report of Independent Registered Public Accounting Firm                 F-10

           Balance Sheets as of September 30, 2004 and 2003                        F-11

           Statements of Stockholder's Equity for the years ended
                September 30, 2004, 2003 and 2002                                  F-12

           Note to Financial Statements                                            F-13

AP Eagle Finance Corp.

           Report of Independent Registered Public Accounting Firm                 F-15

           Balance Sheets as of September 30, 2004 and 2003                        F-16

           Statements of Stockholder's Equity for the years ended
                September 30, 2004, 2003 and 2002                                  F-17

           Note to Financial Statements                                            F-18

We have omitted all other financial statement schedules because the required information is either (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) the information required is included elsewhere in the financial statements or related notes.

                             AMERIGAS FINANCE CORP.

                              FINANCIAL STATEMENTS
              for the years ended September 30, 2004, 2003 and 2002

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of AmeriGas Propane, Inc.:

In our opinion, the accompanying balance sheets and the related statements of stockholder's equity present fairly, in all material respects, the financial position of AmeriGas Finance Corp. at September 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of AmeriGas Propane, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
December 6, 2004

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                                 BALANCE SHEETS

                                                                    September 30,
                                                                  ---------------
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

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                        Additional
                               Common    Paid-in    Retained
                               Stock     Capital    Earnings
                               -----     -------    --------
BALANCE SEPTEMBER 30, 2002    $     -     $1,000    $     -
                               ------     ------    -------

BALANCE SEPTEMBER 30, 2003          -      1,000          -
                               ------     ------    -------

BALANCE SEPTEMBER 30, 2004    $     -     $1,000    $     -
                               ======     ======    =======

See accompanying note to financial statements.

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                          NOTE TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003

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

                          AMERIGAS EAGLE FINANCE CORP.

                              FINANCIAL STATEMENTS
              for the years ended September 30, 2004, 2003 and 2002

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of AmeriGas Propane, Inc.:

In our opinion, the accompanying balance sheets and the related statements of stockholder's equity present fairly, in all material respects, the financial position of AmeriGas Eagle Finance Corp. at September 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of AmeriGas Propane, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
December 6, 2004

                          AMERIGAS EAGLE FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                                 BALANCE SHEETS

                                                                   September 30,
                                                                  ---------------
                                                                    2004    2003
                                                                  ---------------
ASSETS
         Cash                                                     $1,000   $1,000
                                                                  ------   ------
                Total assets                                      $1,000   $1,000
                                                                  ======   ======
STOCKHOLDER'S  EQUITY

        Common stock, without par value; 100 shares authorized,
             issued and outstanding                               $    -   $    -
        Additional paid-in capital                                 1,000    1,000
                                                                  ------   ------
                Total stockholder's equity                        $1,000   $1,000
                                                                  ======   ======

See accompanying note to financial statements.

                          AMERIGAS EAGLE FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                          Additional
                              Common        Paid-in     Retained
                               Stock        Capital     Earnings
                               -----        -------     --------
BALANCE SEPTEMBER 30, 2002    $    -      $    1,000   $       -
                              ------      ----------   ---------
BALANCE SEPTEMBER 30, 2003         -           1,000           -
                              ------      ----------   ---------
BALANCE SEPTEMBER 30, 2004    $    -      $    1,000   $       -
                              ======      ==========   =========

See accompanying note to financial statements.

                          AMERIGAS EAGLE FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                          NOTE TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003

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

                             AP EAGLE FINANCE CORP.

                              FINANCIAL STATEMENTS
              for the years ended September 30, 2004, 2003 and 2002

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of AmeriGas Propane, Inc.:

In our opinion, the accompanying balance sheets and the related statements of stockholder's equity present fairly, in all material respects, the financial position of AP Eagle Finance Corp. at September 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of AmeriGas Propane, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
December 6, 2004

                             AP EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS

                                                                 September 30,
                                                                 -------------
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

                             AP EAGLE FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                  Additional
                                                        Common      Paid-in    Retained
                                                         Stock      Capital    Earnings
                                                       --------     ------     --------
BALANCE SEPTEMBER 30, 2002                             $      -   $  1,000     $      -
                                                       --------   --------     --------

BALANCE SEPTEMBER 30, 2003                                    -      1,000            -
                                                       --------   --------     --------

BALANCE SEPTEMBER 30, 2004                             $      -   $  1,000     $      -
                                                       ========   ========     ========

See accompanying note to financial statements.

                             AP EAGLE FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                          NOTE TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003

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

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEETS
                             (Thousands of dollars)

                                                          September 30,
                                                       -------------------
                                                       2004         2003
                                                       --------   --------
ASSETS

Current assets:

       Cash                                            $  3,501   $   4,258
       Accounts receivable                                    -           -
                                                       --------   ---------
            Total current assets                          3,501       4,258

Investment in AmeriGas Propane, L.P.                    750,328     683,251
Deferred charges                                          7,527       8,131
                                                       --------   ---------

           Total assets                                $761,356   $ 695,640
                                                       ========   =========

LIABILITIES  AND  PARTNERS'  CAPITAL

Current liabilities:

       Accounts payable                                $    741   $   1,192
       Accrued interest                                  15,383      14,506
                                                       --------   ---------

            Total current liabilities                    16,124      15,698

Long-term debt                                          456,194     426,259

Commitments and contingencies

Partners' capital:
       Common unitholders                               276,887     255,423
       General partner                                    2,783       2,577
       Accumulated other comprehensive income (loss)      9,368      (4,317)
                                                       --------   ---------
           Total partners' capital                      289,038     253,683
                                                       --------   ---------

           Total liabilities and partners' capital     $761,356   $ 695,640
                                                       ========   =========

Commitments and Contingencies:

Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows: 2005 - $0; 2006 - $60,000; 2007
- $0; 2008 - $0; 2009 - $0.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS
                             (Thousands of dollars)

                                                                               Year
                                                                               Ended
                                                                            September 30,
                                                                  ---------------------------------
                                                                    2004         2003        2002
                                                                  ---------    ---------    -------
Operating expenses                                                $    (256)   $    (151)   $    (49)
Loss on extinguishments of debt                                           -       (3,023)       (752)
Interest expense                                                    (39,639)     (38,384)    (35,171)
                                                                  ---------    ---------    --------

Loss before income taxes                                            (39,895)     (41,558)    (35,972)
Income tax expense                                                       66           61          88

                                                                  ---------    ---------    --------
Loss before equity in income of AmeriGas Propane, L.P.              (39,961)     (41,619)    (36,060)
Equity in income of AmeriGas Propane, L.P.                          131,815      113,577      91,426
                                                                  ---------    ---------    --------

Net income                                                        $  91,854    $  71,958    $ 55,366
                                                                  =========    =========    ========

General partner's interest in net income                          $     919    $     720    $    554
                                                                  =========    =========    ========

Limited partners' interest in net income                          $  90,935    $  71,238    $ 54,812
                                                                  =========    =========    ========

Income per limited partner unit - basic and diluted:              $    1.71    $    1.42    $   1.12
                                                                  =========    =========    ========

Average limited partner units outstanding - basic (thousands)        53,097       50,267      48,909
                                                                  =========    =========    ========

Average limited partner units outstanding - diluted (thousands)      53,172       50,337      48,932
                                                                  =========    =========    ========

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)

                                                                             Year
                                                                             Ended
                                                                          September 30,
                                                               ----------------------------------
                                                                 2004         2003         2002
                                                               ---------    ---------    --------
NET CASH  PROVIDED BY OPERATING ACTIVITIES (a)                 $ 117,425    $ 112,010    $ 123,761

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
       Contributions to AmeriGas Propane, L.P.                   (82,493)    (108,513)     (97,693)

                                                               ---------    ---------    ---------
            Net cash used by investing activities                (82,493)    (108,513)     (97,693)
                                                               ---------    ---------    ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
       Distributions                                            (117,538)    (111,462)    (108,504)
       Issuance of long-term debt                                 30,135      122,780       40,900
       Repayments of long-term debt                                    -      (86,913)     (15,000)
       Proceeds from issuance of Common Units                     51,197       75,005       56,556
       Capital contribution from General Partner                     517          758          571
                                                               ---------    ---------    ---------
            Net cash (used) provided by financing activities     (35,689)         168      (25,477)
                                                               ---------    ---------    ---------
(Decrease) increase in cash and cash equivalents               $    (757)   $   3,665    $     591
                                                               =========    =========    =========
CASH  AND  CASH  EQUIVALENTS:
       End of year                                             $   3,501    $   4,258    $     593
       Beginning of year                                           4,258          593            2
                                                               ---------    ---------    ---------
            (Decrease) increase                                $    (757)   $   3,665    $     591
                                                               =========    =========    =========

(a) Includes distributions received from AmeriGas Propane, L.P. of $155,488, $142,935, and $152,004, for the years ended September 30, 2004, 2003, and 2002, respectively.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of dollars)

                                                                                Charged
                                                                  Balance at    (credited)                Balance at
                                                                  beginning    to costs and                end of
                                                                   of year      expenses       Other        year
                                                                   -------      --------       -----        ----
YEAR ENDED SEPTEMBER 30, 2004
Reserves deducted from assets in the consolidated balance sheet:
       Allowance for doubtful accounts                               $ 9,192    $  9,772    $ (8,819)(1)   $11,964
                                                                     =======                               =======
                                                                                               1,819 (2)
Other reserves:
       Self-insured property and casualty liability                  $45,856    $ 22,166    $(15,585)(3)   $53,172
                                                                     =======                               =======
                                                                                                 735 (4)
       Insured property and casualty liability                       $   627    $      -    $      -       $   627
                                                                     =======                               =======
       Environmental, litigation and other                           $12,358    $  1,730    $ (3,325)(3)   $10,888
                                                                     =======                               =======
                                                                                                 125 (4)

YEAR ENDED SEPTEMBER 30, 2003
Reserves deducted from assets in the consolidated balance sheet:

       Allowance for doubtful accounts                               $ 7,588    $  9,046    $ (7,442)(1)   $ 9,192
                                                                     =======                               =======

Other reserves:

       Self-insured property and casualty liability                  $37,395    $ 20,488    $(12,027)(3)   $45,856
                                                                     =======                               =======

       Insured property and casualty liability                       $ 3,500    $ (2,805)   $    (68)(4)   $   627
                                                                     =======                               =======

       Environmental, litigation and other                           $12,999    $  2,525    $ (3,610)(3)   $12,358
                                                                     =======                               =======
                                                                                                 444 (4)

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                             (Thousands of dollars)

                                                                               Charged
                                                                 Balance at   (credited)               Balance at
                                                                 beginning   to costs and                end of
                                                                  of year      expenses      Other        year
                                                                ----------   ------------- ---------   ----------
YEAR ENDED SEPTEMBER 30, 2002
Reserves deducted from assets in the consolidated
  balance sheet:
       Allowance for doubtful accounts                          $   10,792     $ 7,171      $(10,375)(1)  $ 7,588
                                                                ==========                                =======
Other reserves:

       Self-insured property and casualty liability             $   31,668     $16,739      $(11,012)(3)  $37,395
                                                                ==========                                =======

       Insured property and casualty liability                  $    1,466     $     -      $  2,034 (4)  $ 3,500
                                                                ==========                                =======

       Environmental, litigation and other                      $   10,629     $ 3,468      $ (2,387)(3)  $12,999
                                                                ==========                                =======
                                                                                               1,289 (4)

(1)   Uncollectible accounts written off, net of recoveries.

(2)   Acquisitions

(3)   Payments, net of any refunds

(4)   Other adjustments, primarily reclasses

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                       ON
                          FINANCIAL STATEMENT SCHEDULES

To the Partners of AmeriGas Partners, L.P. and the
Board of Directors of AmeriGas Propane, Inc.:

Our audits of the consolidated financial statements referred to in our report dated December 6, 2004 appearing in the 2004 Annual Report to Shareholders of AmeriGas Partners, L.P. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
December 6, 2004

                                  EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
3.1(a)      Second Amended and Restated Agreement of Limited Partnership of
            AmeriGas Propane, L.P. dated as of December 1, 2004

 10.4 AmeriGas Propane, Inc. Executive Employee Severance Pay Plan, as amended December 6, 2004

10.10(a)    Second Amendment dated as of October 14, 2004 to General Security
            Agreement dated as of April 19, 1995

10.12(a)    Second Amendment dated as of October 14, 2004 to Subsidiary Security
            Agreement dated as of April 19, 1995

  13        Pages 10 through 23 of the AmeriGas Partners, L.P. 2004 Annual
            Report for the year ended September 30, 2004

  21        Subsidiaries of AmeriGas Partners, L.P.

  23        Consent of PricewaterhouseCoopers LLP

 31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

 31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

  32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act